Form 10QSB
period 1999-04-30
INFOBOOTH INC
filed 1999-06-14
CIK 1079548

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended April 30, 1999

-----------------------------------------------------------------

                         INFOBOOTH, INC.
      ----------------------------------------------------
     (Exact name of registrant as specified in its charter)


        DELAWARE                           13-4044390
        --------                           ----------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)        Identification No.)


1 ROCKEFELLER PLAZA - SUITE 1600
NEW YORK, NEW YORK                            10020
----------------------------------            -----
(Address of principal executive offices)    (Zip Code)



Registrant's telephone number             (212) 265-4600
                                          --------------

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes __X____      No_______

As of April 30, 1999, the following shares of the Registrant's common stock were issued and outstanding:

Voting common stock        1,000,000

Traditional Small Business Disclosure (check one): Yes  X  No

INDEX

PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements . . . . . . . . . . . . . . . . .3
          CONDENSED CONSOLIDATED BALANCE SHEET . . . . . . . . .3
          CONDENSED CONSOLIDATED INCOME STATEMENT. . . . . . . .4
          STATEMENT OF CASH FLOWS. . . . . . . . . . . . . . . .5
          Note 1.   NATURE OF BUSINESS AND SIGNIFICANT
                    ACCOUNTING POLICIES. . . . . . . . . . . . .7
          Note 2.   USE OF OFFICE SPACE. . . . . . . . . . . . .8
          Note 3.   Liquidity. . . . . . . . . . . . . . . . . .8

Item 2.   Management's Discussion And Analysis or Plan of
          Operations. . . . . . . . . . . . . . . . . . . . . . 9

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . 13

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . 13

Item 3.   Defaults upon Senior Securities. . . . . . . . . . . 13

Item 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . 13

Item 5.   Other information. . . . . . . . . . . . . . . . . . 13

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 13

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

To the Board of Directors of Infobooth Inc.
Wilmington, Delaware

We have reviewed the accompanying balance sheet of Infobooth Inc., (a development stage company) as of April 30, 1999 and the related statements of loss and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Infobooth Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Dated: New York, New York
       June 10, 1999

                         INFOBOOTH INC.
                (A Development Stage Company)
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                  April 30, 1999   Jan. 31, 1999
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                 $1,000          $2,000
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                 $1,000          $2,000
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                         $1,000          $2,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                         $0              $0
Accrued Expenses                      2,113           2,050
                                   _________         ________

Total Current Liabilities             2,113           2,050
Other Liabilities                         0               0
                                   _________         ________
Total Liabilities                     2,113           2,050

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 1,000,000 Shares                     1,000           1,000

Additional Paid in Capital           23,500          18,000
Deficit Accumulated During the
Development Stage                   (25,613)        (19,050)
                                   _________        ________

Total Stockholders' Equity          ( 1,113)        (    50)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                $1,000          $2,000

The accompanying notes and accountant's report are an integral part of these financial statements.

                           INFOBOOTH, INC.
                  (A Development Stage Company)
        CONDENSED STATEMENT OF LOSS AND ACCUMULATED DEFICIT

                    For the 3 Mos Ended    For the 3 Mos Ended
                         April 30              January 30
                     1999         1998       1999         1998
                    ------------------------------------------

TOTAL REVENUES:     $     0       N/A              0        N/A

OPERATING EXPENSES:
 Accounting           1,050       N/A          2,000        N/A
 Legal                2,500                    7,000
 Rent (Note 2)        3,000                    3,000
 Filing Fee              13                       13
 Other Start Up Costs     0                        0
 Other Income             0                        0
                    ________   _______       ________   ________

NET LOSS             (6,563)      N/A        (12,013)      N/A

NET LOSS PER SHARE   (.006563)               (.012)

Weighted Average
  Number of Shares
  Outstanding        1,000,000               1,000,000



The accompanying notes and accountant's report are an integral part of these financial statements.

                         INFOBOOTH, INC.
                (A Developmental Stage Company)
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                  to
                            April 30, 1999      April 30, 1998
                         ________________________________________
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                        $ (6,563)             N/A

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities:
 Decrease in Due From Attorney
   Escrow Account                  1,000
 Increase in Accounts Payable
   and Accrued Expenses               63
                                 ________          ________

Total Adjustments                  1,063              N/A

Net Cash Used in
Operating Activities             ( 5,500)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Increase in Loan Payable           5,500

Net Cash Provided
by Financing Activities            5,500
                                 ________         _______

Net Change in Cash                     0              N/A

Cash at Beginning of Period            0

Cash at End of Period             $    0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0
Corporate Taxes                   $    0

The accompanying notes and accountant's report are an integral part of these financial statements.

                          INFOBOOTH, INC.
                  (A Developmental Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                          APRIL 30, 1999

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A.  Description of Company

INFOBOOTH Inc. ("the Company") was oranized on February 25, 1998 under the laws of the State of Delaware having the stated purpose of engaging in any lawful act or activity for which corporations may be organized.

The Company was formed to enter the pay telephone industry and
provide pay telephone service with internet capabilities.    It
primary target was to develop an "internet-pay telephone" kiosk system throughout Australia. The Company also sought to develop a system of smart cards which would be used in its internet kiosks and which would be compatible in regular pay telephones and ATM/debit machines. The Company also investigated potential sites where it can install the kiosks and also referred to professional consultants to determine the feasibility of accessing those sites. The Company also had discussion with the Australian Defense Department and several mining, construction and resort companies regarding the installation of the internet kiosks. The Company however concluded that, in the initial stages of its plan, it would be best to install the kiosks in high profile areas which would enhance the kiosks' visibility to the public and which would be more lucrative.

B. BASIS OF PRESENTATION: Financial statements are prepared on the accrual basis of accounting. Accordingly revenue is recognized when earned and expenses when incurred.

C. USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates. Significant estimates in the financial statements include the assumption that the Company will continue as a going concern. See Note 3.

NOTE 2 - USE OF OFFICE SPACE

The Company uses 100 square feet of space for its executive offices at One Rockefeller Plaza, New York, NY which it receives from one of its shareholders at no cost. The fair market value of each of these offices is $1,000 per month, which is reflected as an expense with a corresponding credit to Additional
Paid In Capital.

NOTE 3 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income.

The Company established its office in New York, New York on April 25, 1998 when it began initial development of its business plan. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage.

As a result, the Company had from time of inception to April 30, 1999 no revenue and a net loss from operations of $25,613. As of April 30, 1999, the Company had a net capital deficiency of $1,113.

The company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with development of its Internet kiosks. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. The Company does not have a working capital line of credit with any financial institution. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding. The Company anticipates that its existing capital resources will enable it to maintain its current implemented operations for at least 12 months, however, full implementation of its business plan is dependent upon its ability to raise substantial funding. Management's plan is to move the Company toward profitability within five years and to seek additional capital to fund further expansion of its operations.


NOTE 4 - LEGAL SERVICES CONTRIBUTED

One of the Company's shareholders contributed legal services to the corporation. The fair market value of these services is $2,500, which is reflected as an expense with a corresponding credit to Additional Paid in Capital.


NOTE 5 - NET LOSS PER SHARE

                          For the three months
                                Ended
                           April 30, 1999
                          -------------------
      Net Loss per share       $(0.01)

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

RESULTS OF OPERATIONS

The Company is a development stage company and its principal business purpose is to locate and consummate a merger or acquisition with a private entity. The Company is a blank check company.

The SEC defines a blank check company as one which has no specific business or plan other than to consummate an acquisition of or merge into another business or entity. A number of states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Additionally, some states prohibit the initial offer and sale as well as any subsequent resale of securities of shell companies to residents of their states. For this reason, management advises that any potential investor who has an interest in the Company should consult local Blue Sky counsel to determine whether the state within which that investor resides prohibits the purchase of shares of the Company in that jurisdiction.

Once the Company has acquired or merged with another entity, the Company will no longer be considered a "blank check" company. Additionally, shareholders of the Company have not entered into any "lock-up" letter agreement, which would prevent them from selling their respective shares of the Company's common stock until such time as the Company consummates a merger with or acquisition of another company.

The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources, it may be difficult to find favorable opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders. The Company will select any potential business opportunity based on management's business judgment.

The Company voluntarily filed a registration statement on Form 10SB-12G in order to make information concerning itself more readily available to the public. Management believes that a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act") could provide a prospective merger or acquisition candidate with additional information concerning the Company. In addition, management believes that this might make the Company more attractive to an operating business opportunity as a potential business combination candidate. As a result of filing its registration statement, the Company is obligated to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements. The Company intends to continue to voluntarily file these periodic reports under the Exchange Act even if its obligation to file such reports is suspended under applicable provisions of the Exchange Act.

Any target acquisition or merger candidate of the Company will become subject to the same reporting requirements as the Company upon consummation of any such business combination. Thus, in the event that the Company successfully completes an acquisition or merger with another operating business, the resulting combined business must provide audited financial statements for at least the two most recent fiscal years or, in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate.

The Company has no recent operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company.

There is always a present potential that the Company may acquire or merge with a business or company in which the Company's promoters, management, affiliates or associates directly or indirectly have an ownership interest. However, that this time there is no immediate serious potential for the Company to
acquire or merge with any business.   There is no formal existing
corporate policy regarding such transactions, however, in the event such a potential arises, the Company shall disclose any conflict of interest to its directors and shareholders for purposes of determining whether to acquire or merge with such a business. Management does not foresee or is aware of any circumstances under which this policy may be changed.

The Company at this time does not have any preliminary agreements or understandings for the purpose of providing any consulting services. The Company will consider paying consultant or finders' fees to its principal shareholders on the same basis that it would pay any outside consultant or finder's fee.

The Company at this time does not foresee generating any substantial income over the next twelve (12) months. The Company's main purpose and goal is to locate and consummate a merger or acquisition with a private entity. The Company's directors will be compensated with stock of any surviving Company subsequent to a merger or acquisition with a private entity.

In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.



YEAR 2000 DISCLOSURE

The Company is aware of the Year 2000 issue and states that it currently does not maintain any material active operations which it foresees will be impacted by the Year 2000 problem.
Management therefore does not anticipate that the company will be affected by this issue, financially or otherwise. This disclosure complies with the directives of the Securities and Exchange Commission, specifically Staff Legal Bulletin No. 5 (CF/IM), regarding Year 2000 issues.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

There are currently no pending legal proceedings against the company.

Item 2.   Changes in Securities

The instruments defining the rights of the holders of any class of registered securities have not ben modified.

Item 3.   Defaults upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment.

Item 4.   Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of security holders during the period covered by this report.

Item 5.   Other information

There is no other information to report which is material to the company's financial condition not previously reported.

Item 6.   Exhibits and Reports on Form 8-K

There are no exhibits attached and no reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



INFOBOOTH, INC.
(Registrant)
Date: June 14, 1999

/s/ Shane H. Sutton
President