Form 10QSB
period 1999-07-31
INFOBOOTH INC
filed 1999-09-16
CIK 1079548

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended July 30, 1999
-----------------------------------------------------------------

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

As of July 30, 1999, the following shares of the Registrant's common stock were issued and outstanding:

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

Item 2.   Management's Discussion And Analysis or Plan of
          Operations. . . . . . . . . . . . . . . . . . . . . .10

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

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . .14

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

To the Board of Directors of Infobooth Inc.
Wilmington, Delaware

We have reviewed the accompanying balance sheet of Infobooth Inc., (a development stage company) as of July 31, 1999 and the related statements of loss and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Infobooth Inc.

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


Graf Repetti & Co., LLP

Dated: New York, New York
       September 15, 1999

                         INFOBOOTH INC.
                (A Development Stage Company)
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                   July 31, 1999   Jan. 31, 1999
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                 $  950          $2,000
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                 $  950          $2,000
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                         $  950          $2,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                         $0              $0
Accrued Expenses                      3,075           2,050
                                   _________         ________

Total Current Liabilities             3,075           2,050
Other Liabilities                         0               0
                                   _________         ________
Total Liabilities                     3,075           2,050

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 1,000,000 Shares                     1,000           1,000
Additional Paid in Capital           29,000          18,000
Deficit Accumulated During the
Development Stage                   (32,125)        (19,050)
                                   _________        ________

Total Stockholders' Equity          ( 2,125)        (    50)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                $  950          $2,000

The accompanying notes and accountant's report are an integral part of these financial statements.

                           INFOBOOTH, INC.
                  (A Development Stage Company)
        CONDENSED STATEMENT OF LOSS AND ACCUMULATED DEFICIT

                    For the 3 Mos Ended    For the 3 Mos Ended
                          July 31                April 30
                     1999         1998       1999         1998
                    ------------------------------------------

TOTAL REVENUES:     $     0       N/A              0        N/A

OPERATING EXPENSES:
 Accounting           1,000       N/A          1,050        N/A
 Legal                2,500                    2,500
 Rent (Note 2)        3,000                    3,000
 Filing Fee              12                       13
 Other Start Up Costs     0                        0
 Other Income             0                        0
                    ________   _______       ________   ________

NET LOSS             (6,512)      N/A        ( 6,563)      N/A

NET LOSS PER SHARE   (.01)                   (.01)

Weighted Average
  Number of Shares
  Outstanding        1,000,000               1,000,000



The accompanying notes and accountant's report are an integral part of these financial statements.

                         INFOBOOTH, INC.
                (A Developmental Stage Company)
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                  to
                            July 31, 1999      April 30, 1998
                         ________________________________________
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                        $ (6,512)             N/A

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities:
 Decrease in Due From Attorney
   Escrow Account                     50
 Increase in Accounts Payable
   and Accrued Expenses              962
 Additional Paid in Capital by
   Contributed Shareholders        5,500
                                 ________          ________

Total Adjustments                  6,512              N/A

Net Cash Used in
Operating Activities              (    0)

Net Change in Cash                     0              N/A

Cash at Beginning of Period            0

Cash at End of Period             $    0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0
Corporate Taxes                   $    0

The accompanying notes and accountant's report are an integral part of these financial statements.

                          INFOBOOTH, INC.
                  (A Developmental Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                          JULY 31, 1999

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

As a result, the Company had from time of inception to July 31, 1999 no revenue and a net loss from operations of $(32,125). As of July 31, 1999, the Company had a net capital deficiency of $(2,125).

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


NOTE 5 - NET LOSS PER SHARE

                          For the three months
                                Ended
                            July 31, 1999
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

The Company has held preliminary discussions with a number of entities for the purpose of consummating an acquisition or
merger.   These discussions have not developed into any serious
negotiations, arrangement or understandings between the Company and such entities and are merely part of the Company's efforts to explore all available opportunities. The Company will consider the operations and business activity of any entity with which it wishes to consummate a transaction for the purpose of determining whether such entity will be able to sustain growth, profit and viable operations over the long term. At this time, the Company has not entered into any letters of intent, agreements or preliminary term sheets with any entity for the purpose of any transaction.

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



INFOBOOTH, INC.
(Registrant)
Date: September 9, 1999

/s/ Shane H. Sutton
President