Form 10QSB
period 1999-10-31
INFOBOOTH INC
filed 1999-12-15
CIK 1079548

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

       For the quarterly period ended October 31, 1999
-----------------------------------------------------------------

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

As of October 31, 1999, the following shares of the Registrant's common stock were issued and outstanding:

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

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 13

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . .14

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

To the Board of Directors of Infobooth Inc.
Wilmington, Delaware

We have reviewed the accompanying balance sheet of Infobooth Inc., (a development stage company) as of October 31, 1999 and the related statements of loss and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Infobooth Inc.

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


Graf Repetti & Co., LLP
Dated: New York, New York
       December 15, 1999

                         INFOBOOTH INC.
                (A Development Stage Company)
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                 October 31, 1999   Jan. 31, 1999
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                 $  350          $2,000
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                 $  350          $2,000
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                         $  350          $2,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                         $0              $0
Accrued Expenses                      2,338           2,050
                                   _________         ________

Total Current Liabilities             2,338           2,050
Other Liabilities                         0               0
                                   _________         ________
Total Liabilities                     2,338           2,050

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 1,000,000 Shares                     1,000           1,000
Additional Paid in Capital           35,550          18,000
Deficit Accumulated During the
Development Stage                   (38,538)        (19,050)
                                   _________        ________

Total Stockholders' Equity          ( 1,988)        (    50)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                $  350          $2,000

The accompanying notes and accountant's report are an integral part of these financial statements.

                           INFOBOOTH, INC.
                  (A Development Stage Company)
        CONDENSED STATEMENT OF LOSS AND ACCUMULATED DEFICIT

                    For the 3 Mos Ended    For the 3 Mos Ended
                         October 31               July 31
                     1999         1998       1999         1998
                    ------------------------------------------

TOTAL REVENUES:     $     0       N/A              0        N/A

OPERATING EXPENSES:
 Accounting             750       N/A          1,000        N/A
 Legal                2,500                    2,500
 Rent (Note 2)        3,000                    3,000
 Filing Fee              13                       12
 Office Expenses        150                        0
                    ________   _______       ________   ________

NET LOSS             (6,413)      N/A        ( 6,512)      N/A

NET LOSS PER SHARE   (.01)                   (.01)

Weighted Average
  Number of Shares
  Outstanding        1,000,000               1,000,000



The accompanying notes and accountant's report are an integral part of these financial statements.

                         INFOBOOTH, INC.
                (A Developmental Stage Company)
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                  to
                           October 31, 1999    October 31, 1998
                         ________________________________________
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                        $ (6,413)             N/A

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities:
 Decrease in Accrued Expenses       (737)
 Additional Paid in Capital by
   Contributed Shareholders for:
   Legal Services                  2,500
   Rent                            3,000
   Accounting                      1,050
                                 ________          ________

Total Adjustments                  5,813              N/A

Net Cash Used in
Operating Activities              (  600)

Net Change in Cash                (  600)             N/A

Cash at Beginning of Period          950

Cash at End of Period             $  350

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0
Corporate Taxes                   $    0

The accompanying notes and accountant's report are an integral part of these financial statements.

                          INFOBOOTH, INC.
                  (A Developmental Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                         OCTOBER 31, 1999

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A.  Description of Company

INFOBOOTH Inc. ("the Company") was organized on February 25, 1998 under the laws of the State of Delaware having the stated purpose of engaging in any lawful act or activity for which corporations may be organized.

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

As a result, the Company had from time of inception to October
31, 1999 no revenue and a net loss from operations of $(38,538).
As of October 31, 1999, the Company had a net capital deficiency of $(1,988).

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


NOTE 5 - NET LOSS PER SHARE

                          For the three months
                                Ended
                           October 31, 1999
                          -------------------
      Net Loss per share       $(0.01)

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

RESULTS OF OPERATIONS

The Company is a blank check development stage company and its principal business purpose is to locate and consummate a merger or acquisition with a private entity.

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

Once the Company has acquired or merged with another entity which possesses an active business plan, the Company will no longer be considered a "blank check" company. Additionally, shareholders of the Company have not entered into any "lock-up" letter agreement, which would prevent them from selling their respective shares of the Company's common stock until such time as the Company consummates a merger with or acquisition of another company.

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



INFOBOOTH, INC.
(Registrant)
Date: December 15, 1999

/s/ Shane H. Sutton
President