Form 10KSB
period 2000-01-31
INFOBOOTH INC
filed 2000-05-11
CIK 1079548

UNITED STATES
                 SECURITIES EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          FORM 10KSB
           GENERAL FORM FOR REGISTRATION OF SECURITIES

       Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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
                                          --------------

Securities to be registered pursuant to Section 12(g) of the Act:

           Voting Common Stock   1,000,000 shares

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X       No_______

As of January 30, 2000, the following shares of the Registrant's common stock were issued and outstanding:

            Voting Common Stock  1,000,000 shares

Traditional Small Business Disclosure
(check one): Yes  X     No

                              PART I

Item 1.   DESCRIPTION OF THE BUSINESS

HISTORY AND ORGANIZATION

INFOBOOTH, INC., (the "Company") was organized in February 1998 under the laws of the State of Delaware, having the stated purpose of engaging in any lawful act or activity for which corporations may be organized.

The Company was formed to enter the pay telephone industry and
provide pay telephone service with internet capabilities.    Its
primary target was to develop an "internet-pay telephone" kiosk system throughout Australia. The Company also sought to develop a system of smart cards which would be used in its internet kiosks and which would be compatible in regular pay telephones and ATM/debit machines. The Company also investigated potential sites where it can install the kiosks and also referred to professional consultants to determine the feasibility of accessing those sites. The Company also had discussion with the Australian Defense Department and several mining, construction and resort companies regarding the installation of the internet kiosks. The Company however concluded that, in the initial stages of its plan, it would be best to install the kiosks in high profile areas which would enhance the kiosks' visibility to the public and which would be more lucrative.

The Company sought to introduce its idea through an alliance with an existing telecommunications company. This alliance would the Company's kiosk to be associated with a well known brand thus making it recognizable throughout the world.

In April 1998, the Company sought to raise funds to implement its business plans and fund research of its idea by issuing 1,000,000 shares of common stock at $0.01. The Company undertook a private placement of its common stock pursuant to Regulation D 504 of the Securities Act of 1933. The Company was successful in raising $10,000.00 however was unsuccessful in implementing its business plan. The Company was unable to attract a suitable partner which would assist it in introducing its idea to the public market.
The head of management of the Company resigned from his position and the Company's officer determined that its most effective method of attracting a potential investor or alliance partner would be to become a voluntary reporting company and obtain a trading symbol through the NASD.

The Company is currently a developmental stage company and is inactive. The directors are now determined that the Company should become active in seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. The Company has began to consider and investigate potential business opportunities.

The Company is considered a development stage company and its principal business purpose is to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status having no assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company.

After the Company's original business plan ceased, the Company became a "blank check" company as defined by the Securities and Exchange Commission. The SEC defines a blank check company as one which has no specific business or plan other than to consummate an acquisition of or merge into another business or entity. A number of states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Additionally, some states prohibit the initial offer and sale as well as any subsequent resale of securities of shell companies to residents of their states. For this reason, management advises that any potential investor who has an interest in the Company should consult local Blue Sky counsel to determine whether the state within which that investor resides prohibits the purchase of shares of the Company in that jurisdiction.

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

The Company in April 1998 had conducted a private placement to raise seed capital pursuant to Regulation D 504 of the Securities Act of 1933. The common stock issued by the company to investors subscribing to the private placement were exempt from registration pursuant to the provisions of Regulation D 504. The subscribers to the Company's private placement were both accredited and non-accredited investors.

After the raising of funds by the Company through the private placement, the Company realized that it would be unable to meet its corporate tax payments, franchise tax payments, licensing fees and fees to its attorneys. The Company previously owed its attorneys the sum of $8,000.00. As a result of the foregoing, the Company in October 1998 decided to relinquish control of the Company to its attorneys as satisfaction of its outstanding legal fees. Since that time, the Company's attorneys obtained control of the company and have been seeking to consolidate a merger or acquisition with another private entity.

The full sum of the funds raised by the Company, specifically $10,000.00, under its private placement in April 1998 were used by prior management towards research and development of the Company's telephone concept and business plan. Prior management had not disclosed the full extent of the research conducted by the Company and therefore current management is not in control or possession of the research gathered by prior management.

Prior management was headed by Robert Barraket, James Boyle and Robert Coghill who were the directors of the Company. The experience of Mr. Barraket in the telephone industry was not extensive and focused mainly on corporate and legal consulting. Mr. Boyle possessed 24 years of experience in large business enterprises and was also a general manager of strategy and regulatory affairs with an Australian company engaged in the telephone industry. Mr. Coghill possessed extensive experience in the telephone industry acting as executive director of Technicall Australia Ltd., planning and implementing the rollout of smart payphones in Australia. This management resigned in October 1998 and turned control of the company over to its attorneys after management was unable to pay attorneys fees which were outstanding and owing in the amount of $8,800.00.

The Company, to date, has not utilized any notices or advertisements in its search for business opportunities as the Company cannot afford to expend monies for such purposes. The Company seeks business opportunities through the means of personal networking and inquiries by current management.

Prior management had held discussions with Grace Communications Pty Ltd., an Australian company, which had a significant sales force available to identify sites and sell the installation of kiosks. They currently serve the hotel, shopping center and corporate markets in sales of telephone products. Prior management believed that Grace Communications was ideally positioned to assist with the development of the Company's business plan. The Company also had discussions with the Australian Defence Department for the purpose setting up the Company's telephone booth concept at military bases to service its military personnel.

The Company's first milestone was to obtain licensing of its concept and sufficient capital to develop its business plan. The Company was unable to obtain licensing or sufficient capital. Notwithstanding the foregoing, the Company decided to forego its business plan when it determined that it could not meet expenses related to licensing and taxes. At that time, the Company also had outstanding legal fees in the sum of $8,800.00. The Company was unable to make payment to its attorneys of such sum and thereby it was agreed that management would be relinquished to the Company's attorneys.

Due to the Company's inability to locate a potential merger or acquisition candidate, the Company foresees that it may engage consultants to assist it to locate such a candidate and to advise the Company on other business strategies and its development. As the Company lacks funds, the Company will only be able to compensate any consultant with shares in the Company's common stock. The issuance of shares to any consultant will therefore dilute the percentage shareholding of the Company's current shareholders.


Item 2.   DESCRIPTION OF PROPERTY

The company's administrative offices are located at 1 Rockefeller Plaza, Suite 1600, New York, New York. The Company's office is utilized as a base to contact potential merger and alliances candidates and to service the Company's administrative needs.
The Company is allowed to utilize this office space at no charge by one of the Company's shareholders. The company does not own any significant properties.

The Company at this time utilizes 100 square feet of office space of one of its shareholders, The Law Office of Shane Henty Sutton, P.C., to conduct its business. This office space if provided free of charge by the shareholder. The fair market value of each of the office is $1,000 per month.


Item 3.     LEGAL PROCEEDINGS

There are no legal proceedings are pending at this time.


Item 4.   Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders.



                             PART II


Item 5.    Market for Common Equity and Related Stockholder
           Matters

The Company is not aware of any quotations for its common stock, now or at any time within the past two years. As of January 31, 2000, there were approximately 313 holders of record of the issued and outstanding shares of Issuer's common stock. Issuer has never paid a dividend on its outstanding equity. The Company currently has no established public trading market for its common stock.

At this time, the Company does not foresee the need to issue additional shares of common stock. However, in the event a merger or acquisition is undertaken, then there is a possibility that additional stock may be issued as part of such merger agreement. The large amount of authorized but unissued stock was part of previous management's plan to compensate consultants with shares of the Company's common stock in exchange for the services of potential consultants.

Neither the Company, nor anyone on its behalf, will take any affirmative steps to request or encourage any broker-dealer to act as a market maker for the Company's securities. At the present time, there is no market in the Company's securities. The Company's securities are not listed on any equity exchange. There have been no discussions between the Company, or anyone acting on its behalf, or any market maker regarding the future trading market of the Company's securities.

At this time, there are no plans, proposals, arrangements or understandings with any person in regard to the development of a trading market in any of the Company's securities.

As of January 31, 2000, there were only two shareholders of the Company who reside in the United States. Those shareholders are The Law Office of Shane Henty Sutton, P.C., holding 331,667 shares of the Company and Peter Moulinos, holding 331,666 shares of the Company. The other majority shareholder, Karela Giselle Pty Ltd., holds 331,667 shares of the Company and is an Australian company. The remaining shareholders all reside outside of the United States and received their securities through the Regulation D 504 private placement offering which was conducted by the Company in April 1998.

Of the 313 shareholders of the Company, 311 of the shareholders are overseas and foreign investors. The shareholders have not executed any "lock-up" letter agreement which would preclude them from selling their respective shares of the Company's common stock until such time as the Company has successfully consummated merger or acquisition and the Company is no longer classified as a "blank check" company.


Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The Company is a development stage company and its principal business purpose is to locate and consummate a merger or alliance with a private entity. Because of the Company's current status having no assets and no recent operating history, in the event the Company does successfully acquire or enter into an alliance with an operating business entity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company.

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

Any targeted alliance or merger candidate will become subject to the same reporting requirements as the Company upon consummation of any such business combination. Thus, in the event that the Company successfully completes an acquisition or merger with another operating business, the resulting combined business must provide audited financial statements for at least the two most recent fiscal years or, in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate.

The Company has no recent operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to merge with an operating business, develop sustaining business opportunities or acquire property that will be of material value to the Company.

Because the Company lacks funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as the Company begins to generate sufficient income to cover such expenses. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will forego any compensation until such time as the Company begins to generate sufficient income to cover such
expenses.   However, if the Company engages outside advisors or
consultants in search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. There is no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

In the event the Company consummates a merger transaction, the Company believes that there will be a change in control in the
Company.   The Company believes that any merger would include the
new issuance of common stock in the Corporation to a potential merger candidate followed by a reverse split of the Company's issued common stock thereby effectively passing control of the Company to the merged candidate.

The Company will not borrow funds for the purpose of funding payments to the Company's promoters, management or their affiliates or associates. Any funds borrowed by the Company will be utilized to pay statutory, legal and accountant fees expended by the Company.

The Company does not foresee that any terms of sale of the shares presently held by officers and/or directors of the Company will also be afforded to all other shareholders of the Company on similar terms and conditions.

Management does not anticipate actively negotiating or otherwise consenting to the purchase of any portion of their common stock as a condition to or in connection with a proposed merger or acquisition. In such an instance, all shareholders are to be treated equally. This policy is upheld by the inclusion of a resolution of the Board of Director's of the Company, contained in the Company's minutes. In the event management wishes to actively negotiating or otherwise consenting to the purchase of any portion of their common stock as a condition to or in connection with a proposed merger or acquisition, this would need to be disclosed to the Board of Directors and entered into the Company's minutes. The company's shareholders will be afforded an opportunity to approve or consent to any particular stock buy-out transaction or merger.

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

The Company, to date, has not utilized any notices or advertisements in its search for business opportunities as the Company cannot afford to expend monies for such purposes. The Company seeks business opportunities through the means of personal networking and inquiries by current management.

The Company's current officers, directors and affiliates have not used in the past any particular consultants or advisers on a regular basis. At the current time, the Company does not foresee hiring any independent consultants to assist the company in its search for a merger or business opportunities.

Due to the Company's inability to locate a potential merger or acquisition candidate, the Company foresees that it may engage consultants to assist it to locate such a candidate and to advise the Company on other business strategies and its development. As the Company lacks funds, the Company will only be able to compensate any consultant with shares in the Company's common stock. The issuance of shares to any consultant will therefore dilute the percentage shareholding of the Company's current shareholders.

LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income.

The Company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with start up and trading of retail outlets. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. The Company does not have a working capital line of credit with any financial institution. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding. The Company anticipates that its existing capital resources will enable it to maintain its current implemented operations for at least 12 months, however, full implementation of its business plan is dependent upon its ability to raise substantial funding. Management's plan is to find and consummate a merger or business acquisition in order to maximize the benefit of ownership by shareholders in the Company.

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

Because the Company lacks funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as the Company begins to generate sufficient income to cover such expenses. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will forego any compensation until such time as the Company begins to generate sufficient income to cover such
expenses.   However, if the Company engages outside advisors or
consultants in search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. There is no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

The Company intends to provide its shareholders with complete disclosure documentation, including audited financial statements, regarding any target company and its business prior to the consummation of any merger or acquisition.

The Company has conducted preliminary discussions with various entities and businesses regarding the consummation of a merger or business acquisition. These discussions have not been substantive and there has been no agreement or arrangements by any of these entities to acquire or merge with the Company.

The Company at this time does not foresee generating any substantial income over the next twelve (12) months. The Company's main purpose and goal is to locate and consummate a merger or acquisition with a private entity. The Company's directors will be compensated with stock of any surviving Company subsequent to a merger or acquisition with a private entity.


YEAR 2000 DISCLOSURE

The Company did not incur any problems, costs or expenses related to the Year 2000 issue.

Item 7.  Financial Statements

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Infobooth, Inc.

We have audited the accompanying balance sheet of Infobooth, Inc., (a development stage company) as of January 31, 2000, and the related statements of loss, cash flows and stockholders' equity (deficiency), for the year then ended January 31, 2000, and for the period from February 25, 1998 (inception) to January 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infobooth Inc. as of January 31, 2000, and the results of its operations and its cash flows for the year ended January 31, 2000 and for the period from February 25, 1998 (inception) to January 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has losses form operations and a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result form the outcome of this uncertainty.

Graf & Repetti
New York, New York
May 9, 20001999

                          INFOBOOTH INC.
                  (A Development Stage Company)
                          BALANCE SHEET

                                            As of January 31,
                                         2000             1999
ASSETS
Current Assets
  Cash                                  $     0        $  2,000
  Other Current Assets                        0               0
                                       -------------------------
  Total Current Assets                  $     0        $  2,000

  Other Assets                                0               0
                                       -------------------------
  Total Assets                          $     0        $  2,000


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
 Accounts Payable                       $     0        $      0
 Accrued Expenses                         3,550           2,050
                                       -------------------------
 Total Current Liabilities              $ 3,550        $  2,050

 Other Liabilities                            0               0
                                       -------------------------
 Total Liabilities                      $ 3,550        $  2,050

 Stockholders' Equity
  Common Stock, $.001 par value,
  Authorized 25,000.000 Shares;
  Issued and Outstanding 1,000,000
  Shares                                  1,000           1,000
 Additional Paid in Capital              49,050          18,000
 Deficit Accumulated During
  the Development Stage                ( 53,600)        (19,050)
                                      --------------------------
 Total Stockholders' Equity            (  3,550)           ( 50)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)         $      0           2,000

The accompanying notes are an integral part of these financial statements

                         INFOBOOTH INC.
                  (A Development Stage Company)
                   CONDENSED STATEMENT OF LOSS
      FROM FEBRUARY 25, 1998 (INCEPTION) TO JANUARY 31, 20009


                               For the Year            From
                                  Ended            Inception to
                              Jan. 31, 2000        Jan 31, 2000
                              -------------        -------------
TOTAL REVENUES:                $      0             $      0
                                ----------           ----------
OPERATING EXPENSES:
Accounting                        4,050                6,050
Legal                            17,500               24,500
Rent - Note 2                    12,000               21,000
Filing Fee                           50                  100
Other Start Up Costs                950                1,950
                                ----------           ----------
Total Operating Expenses         34,550               53,600
                                ----------           ----------
Net Loss                       $(34,550)            $(53,600)
                                ----------           ----------
Deficit Beginning of Period     (19,050)                  -

Deficit End of Period           (53,600)             (53,600)
                                ----------           ----------
NET LOSS PER SHARE             $  (0.00)              $(0.06)
                                ----------           ----------
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING           10,000,000            883,688
                                ----------           ----------

The accompanying notes are an integral part of these financial statements.

                        INFOBOOTH, INC.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS
      FROM FEBRUARY 25, 1998 (INCEPTION) TO JANUARY 31, 2000

                               For the Year            From
                                  Ended            Inception to
                              Jan. 31, 2000        Jan. 31, 2000
                              -------------        -------------
CASH FLOWS FROM
OPERATING ACTIVITIES
Net Loss                      $(34,550)              $(53,600)
                               --------               --------

Adjustments to Reconcile Net
Loss to Net Cash Used in
Operating Activities:
Changes in Assets and Liabilities:
 Increase in Due from Attorney
     Escrow Account              2,000                     -
 Increase in Accounts Payable
     and Accrued Expenses        1,500                  3,550
                               --------               --------

Total Adjustments                3,500                  3,550
                               --------               --------

Net Cash Used in
Operating Activities           (31,050)               (50,050)
                               --------               --------

CASH FLOWS FROM
FINANCING ACTIVITIES:
Proceeds from Insurance of
  Common Stock                      -                  10,000
Additional Paid In Capital
   By Shareholder               31,050                 40,050
                               --------               --------
Net Cash Provided by
Financing Activities            31,050                 50,050
                               --------               --------

Net Change in Cash                   0                      0

Cash at Beginning of Period          0                      0

Cash at End of Period          $     0                $     0
                               --------               --------

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
  Cash Paid During the Period
  for Interest Expense         $     0                $     0
                               --------               --------
  Corporate Taxes              $     0                $     0
                               --------               --------

The accompanying notes are an integral part of these financial statements.

                            INFOBOOTH INC.
                     (A Development Stage Company)
               STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
      FROM FEBRUARY 25, 1998 (INCEPTION) TO JANUARY 31, 2000


                                                        Total
                 COMMON STOCK ISSUED    Additional    Accumulated Shareholders'
                 SHARES    PAR VALUE    Paid in Cap    Deficit      Equity
            ------------------------------------------------------------------

ISSUANCE OF
1,000,000
SHARES
MAY 18, 1998   1,000,000   $ 1,000      $ 9,000       $    0     $ 10,000

NET LOSS
FOR THE
PERIOD FROM
INCEPTION TO
JAN. 31, 1999          0         0        9,000      (19,050)     (10,050)
            ------------------------------------------------------------------
BALANCE
JAN. 31, 1999  1,000,000   $ 1,000      $18,000     $(19,050)     $   (50)

CAPITAL
CONTRIBUTION FOR
YEAR ENDED
JAN. 31, 2000                            31,050                    31,050

NET LOSS FOR
THE YEAR ENDED
JAN. 31, 2000                                        (34,550)     (34,550)
            ------------------------------------------------------------------
BALANCE
JAN. 31, 2000  1,000,000   $ 1,000      $49,050     $(53,600)     $(3,550)

The accompanying notes are an integral part of these financial statements.


                          INFOBOOTH INC.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                         JANUARY 31, 2000

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A. DESCRIPTION OF COMPANY: INFOBOOTH, INC., (the "Company") was organized in February 1998 under the laws of the State of Delaware, having the stated purpose of engaging in any lawful act or activity for which corporations may be organized.

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

D. CASH AND CASH EQUIVALENTS: For purposes of the statements of cash flows, the Company considers all short-term investments with maturity of three months or less to be cash equivalents.

NOTE 2 - USE OF OFFICE SPACE

The Company uses 100 square feet of space for its executive offices at One Rockefeller Plaza, New York, NY which it receives from one of its shareholders at no cost. The fair market value of each of these offices is $1,000 per month, which is reflected as an expense with a corresponding credit to contributed capital.


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

As a result, the Company had from time of inception to January
31, 1999 no revenue and a net loss from operations of $53,600. As of January 31, 1999, the Company had a net capital deficiency of $(3,550).

The company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with its consummation of an alliance or merger with another company. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. The Company does not have a working capital line of credit with any financial institution. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding. The Company anticipates that its existing capital resources will enable it to maintain its current implemented operations for at least 12 months, however, full implementation of its business plan is dependent upon its ability to raise substantial funding. Management's plan is to move the Company toward profitability within five years and to seek additional capital to fund further expansion of its operations.


NOTE 4 - RELATED PARTY TRANSACTIONS

The Company paid $7,000 to one of its major shareholders for legal services rendered in connection with incorporation and the issuance of stock on May 18, 1998.

NOTE 5 - EARNINGS PER SHARE

                             From Inception       For the Year
                                  To                 Ended
                           January 31, 2000     January 31, 2000
                          -------------------   ----------------
      Net Loss per share       $(0.06)              $(0.00)


Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters.


                            PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS

                           Position(s) Held and
Name                 Age    Duration of Service   Family Relation
----------------     ---    -------------------   ---------------

Shane H. Sutton       52    President and Director    Brother of
                                                     David Sutton
David Sutton          58    Secretary-Treasurer       Brother of
                            and Director             Shane Sutton
Peter Moulinos        31    Director and Officer          None

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respects to the election of directors.

Set forth below is certain biographical information regarding the Company's executive officers and directors:

Shane Sutton was born in Melbourne, Australia, and obtained a BC.E., degree in 1969 and an LL.B. degree in 1972 from Monash University. He is admitted to practice law in the Australian jurisdictions of Victoria, New South Wales and the High Court of Australia, as well as those in the State of New York and the United States District Court for the Southern and Eastern Districts of New York. In 1975, he established the firm of Henty Sutton & Kelly in Melbourne Australia which specialized in real estate and financial joint ventures. In 1982, he worked with Bear Stearns to establish the first Australian Fund which achieved assets of AUD$750 million. Since then, he has actively been engaged in taking companies public, handling mergers and acquisitions between both foreign and domestic companies, creating capital funding mechanisms and opportunities for small and mid-sized entities, supervising investor relations, David Sutton resides in Sydney, Australia. He has a B.Com., ASA, ACIS and is a member of the Australian Stock Exchange. He has spent his entire career in brokering, investment banking and investment management. He is chairman of Hudson Securities, a member firm of the Australian Stock Exchange and has several other appointments to various Boards of Directors. He was also the founding partner of McNab Clarke & Co., which later became C.S. First Boston.

Peter Moulinos is an attorney admitted to practice law in the State of New York having graduated from New York Law School in
1994. He also possesses a BBA degree in Finance and has additional experience in the capital markets industry and in the foreign exchange currency markets.

Each of the present officers of the Company began their tenure in November 1998 at the time the previous management resigned from the Company.

The current officers of the Company intend to promote one other blank check entity entitled "Eurokiosk Inc.". In the event conflicts of interest arise, then management intends to advise the Board of Directors and to seek their consultation as to how such conflict may be resolved.

The Company's current promoters and management have not engaged or been involved with any previous blank check offerings.

To the knowledge of management, during the past five years, no present or former director or executive officer of the Company:

(1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing;

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him form or otherwise limiting, the following activities:
(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; or (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws;

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in subsequently reversed, suspended, or vacate;

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

The Company's Common Stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in connection therewith, directors, officers, and beneficial owners of more than 10% of the Company's Common Stock are required to file on a timely basis certain reports under Section 16 of the Exchange Act as to their beneficial ownership of the Company's Common Stock. The following table sets forth, as of the date of this report, the name and relationship of each person who is required to file on a timely basis any reports required pursuant to Section 16 of the Exchange Act.


Item 10.   EXECUTIVE COMPENSATION

SUMMARY

The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any salaries or other compensation to its officers, directors or employees for the year ended January 30, 2000, nor at any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will forego any compensation until such time as an accusation or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation from the Company.

The payment of compensation to the officers and directors of the Company is not a condition that the target company must agree to prior to the consummation of a merger or acquisition agreement. Additionally, the repayment of loans to the officers and directors of the Company is not a condition that the target company must agree to prior to the consummation of a merger or acquisition agreement.

COMPENSATION TABLE: None; no form of compensation was paid to any officer or director at any time during the last two fiscal years.

CASH COMPENSATION
There was no cash compensation paid to any director or executive officer of the Company during the two fiscal years ended January
30, 2000.

BONUSES AND DEFERRED COMPENSATION: None.

COMPENSATION PURSUANT TO PLANS: None.

PENSION TABLE: None.

OTHER COMPENSATION: None.

COMPENSATION OF DIRECTORS: None.

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENT:
There are no compensatory plans or arrangements of any kind, including payments to be received from the Company, with respect to any person which would in any way result in payments to any such person because of his or her resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.


Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

The following table sets forth the information, to the best knowledge of the Company as of January 31, 2000, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director of the Company and all directors and officers of the Company as a group.

Name and Address of      Amount and Nature of            Percent
Beneficial Owner         Beneficial Ownership            of Class
----------------         --------------------            --------

The Law Office of              331,667                    33.17%
Shane Henty Sutton, P.C.
New York, New York

Karela Giselle Pty Ltd.        331,667                    33.17%
Sydney, Australia

Peter Moulinos                 331,666                    33.17%
New York, New York

The Company has been advised that the persons listed above have sole voting, investment, and dispositive power over the shares indicated above. Percent of Class (third column above) is based on 1,000,000 shares of common stock outstanding on January 31, 1999.

The Law Office of Shane Henty Sutton, P.C., is a sole proprietorship whose owner, Shane H. Sutton, director and president of the Company, holds 331,667 shares of common stock. Peter Moulinos, an officer of the Company, holds 331,666 shares of common stock of the Company, and is an employee of The Law Office of Shane Henty Sutton, P.C. Karela Giselle Pty Ltd., is a foreign corporation and holds 331,667 shares of common stock of the Company. David Sutton is a director of Karela Giselle Pty Ltd., and is also a Director of the Company. David Sutton is also the brother of Shane H. Sutton.

Karela Giselle Pty Ltd., is an Australian entity which acts as the family trust for the Sutton family. The two officers of the Company, Shane Henty Sutton and David Sutton, are both directors of Karela Giselle Pty Ltd.



Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           TRANSACTIONS WITH MANAGEMENT AND OTHERS.

To the best of Management's knowledge, during the fiscal year ended January 31, 2000, there were no material transactions, or series of similar transactions, since the beginning the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

The Company uses office space at the Law Office of Shane Henty Sutton, P.C., at 1 Rockefeller Plaza, Suite 1600, New York, New York, which it receives from one of its shareholders at no cost. This office space is used by management to conduct its business affairs, to identify and to communicate with possible merger or business alliance candidates. Once a merger or business acquisition has taken place, alternative arrangements will be sought.

CERTAIN BUSINESS RELATIONSHIPS:

During the fiscal year ended January 2000, there were no material transactions between the Company and its management.

INDEBTEDNESS OF MANAGEMENT:
To the best of Management's knowledge, during the fiscal year ended January 2000 there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

TRANSACTIONS WITH PROMOTERS:
To the best Knowledge of management, no such transactions exist.


Item 13.  EXHIBITS AND REPORTS ON FORM 8-K


(A) EXHIBITS AND INDEX OF EXHIBITS
The following exhibits are included in Item 13(c). Other exhibits have been omitted since the required information is not applicable to the registrant.

EXHIBIT

   3         Certificate of incorporation and by-laws

   11        Statement regarding computation of per share
              earnings

   27        Financial Data Schedule


(B) REPORTS ON FORM 8-K
No Report on Form 8-K was filed during the fourth quarter of the period for which this Annual Report is filed.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


Infobooth, Inc.
-----------------------
(Registrant)
Date: May 11, 2000

By: /s/ Shane H. Sutton
    -------------------
    President