Form 10QSB
period 2000-04-30
INFOBOOTH INC
filed 2000-08-01
CIK 1079548

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                          FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

       For the quarterly period ended April 30, 2000
-----------------------------------------------------------------

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

                      Yes __X____      No_______

As of April 30, 2000, the following shares of the Registrant's common stock were issued and outstanding:

Voting common stock        1,065,000

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

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 13

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . .14

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

To the Board of Directors of Infobooth Inc.
Wilmington, Delaware

We have reviewed the accompanying balance sheet of Infobooth Inc., (a development stage company) as of April 30, 2000 and the related statements of operations and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Infobooth Inc.

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


Graf Repetti & Co., LLP
Dated: New York, New York
       July 24, 2000

                         INFOBOOTH INC.
                (A Development Stage Company)
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                  April 30, 2000    Jan. 31, 2000
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                 $    -          $    -
Other Current Assets                      -               -
                                   _________         ________
Total Current Assets                 $    -          $    -
Other Assets                              -               -
                                   _________         ________
TOTAL ASSETS                         $    -          $    -

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                         $0              $0
Accrued Expenses                      2,813           3,550
                                   _________         ________

Total Current Liabilities             2,813           3,550
Other Liabilities                         0               0
                                   _________         ________
Total Liabilities                     2,813           3,550

Stockholders' Deficit
 Common Stock, $.001 par value,
 Authorized 25,000,000 Shares;
 Issued and Outstanding
 1,065,000 Shares                     1,065               -

 Common Stock, $.001 par value,
 Authorized 25,000,000 Shares;
 1,000,000 Shares                         -           1,000

Additional Paid in Capital           65,985          49,050
Deficit Accumulated During the
Development Stage                   (69,863)        (53,600)
                                   _________        ________

Total Stockholders' Deficit         ( 2,813)        ( 3,550)

TOTAL LIABILITIES AND
 STOCKHOLDERS' DEFICIT               $    -          $    -

The accompanying notes and accountant's report are an integral part of these financial statements.

                           INFOBOOTH, INC.
                  (A Development Stage Company)
        CONDENSED STATEMENT OF LOSS AND ACCUMULATED DEFICIT

                    For the 3 Mos Ended    For the 3 Mos Ended
                          April 30               April 30
                     2000         1999       1999         1998
                    ------------------------------------------

TOTAL REVENUES:     $     0       N/A              0        N/A

OPERATING EXPENSES:
 Accounting             750       N/A          1,050        N/A
 Legal(Note 4)        2,500                    2,500
 Consulting Expense  10,000                        -
 Rent (Note 2)        3,000                    3,000
 Filing Fee              13                       13
 Office Expenses          -                        -
                    ________   _______       ________   ________
TOTAL OPERATING
 EXPENSES            16,263                    6,563

NET LOSS            (16,263)      N/A        ( 6,563)      N/A

Deficit Beginning of
 Period             (53,600)
                    ________   _______       ________   _________

Deficit End of
 Period             (69,863)

NET LOSS PER SHARE   (.02)                   (.006563)

Weighted Average
  Number of Shares
  Outstanding        1,065,000               1,000,000



The accompanying notes and accountant's report are an integral part of these financial statements.

                         INFOBOOTH, INC.
                (A Developmental Stage Company)
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                  to
                            April 30, 2000      April 30, 1999
                         ________________________________________
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                       $ (16,263)         $ (6,563)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities:
 Decrease in Due From Attorney
   Escrow Account                                    1,000
 Decrease in Accrued Expenses       (737)
 Increase in Accounts Payable and
   Accrued Expenses                                     63
 Additional Paid in Capital by
   Contributed Shareholders for:
   Legal Services                  2,500
   Rent                            3,000
   Accounting                      1,500
 Proceeds from issuance of common
   Stock                          10,000
                                 ________          ________

Total Adjustments                 16,263             1,063

Net Cash Used in

Operating Activities              (    -)           (5,500)

Net Change in Cash                (    -)

CASH FLOWS FROM FINANCING
ACTIVITIES:

Increase in Loan Payable                             5,500

Net Cash Provided by

Financing Activities                                 5,500

Cash at Beginning of Period            -                 0

Cash at End of Period             $    -                 0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       -                 0
Corporate Taxes                   $    -                 0

The accompanying notes and accountant's report are an integral part of these financial statements.

                          INFOBOOTH, INC.
                  (A Developmental Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                         April 30, 2000

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

The Company established its office in New York, New York on April 25, 1998 when it began the initial development of its business plan. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage.

As a result, the Company had from time of inception to April 30, 2000 no revenue and a net loss from operations of $(69,863).
As of April 30, 2000, the Company had a net capital deficiency of $(2,813).

The company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with its consummation of an alliance or merger with another company. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. Infobooth, Inc. does not have a working capital line of credit with any financial institution. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding. The Company anticipates that its existing capital resources will enable it to maintain its current implemented operations for at least twelve months; however, full implementation of its business plan is dependent upon its ability to raise substantial funding. Management's plan is to move the Company toward profitability within five years and to seek additional capital to fund further expansion of its operations.


NOTE 4 - LEGAL SERVICES CONTRIBUTED

One of the Company's shareholders contributed legal services to the corporation. The fair market value of these services is $2,500, which is reflected as an expense with a corresponding credit to Additional Paid in Capital.

NOTE 5 - NET LOSS PER SHARE

                          For the three months
                                Ended
                          April 30, 2000
                          -------------------
      Net Loss per share       $(0.02)



NOTE 6 - NON-CASH FINANCIAL TRANSACTIONS

Non-cash financing transactions consisting of the cost of legal services, rent and the related additional paid in capital contributed by shareholders have been included in expenses and additional paid in capital, respectively, in the accompanying financial statement at a value of $5,500.

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



INFOBOOTH, INC.
(Registrant)
Date: July 31, 2000

/s/ Shane H. Sutton
President