Form 10QSB
period 2000-07-31
INFOBOOTH INC
filed 2000-09-20
CIK 1079548

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                          FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

         For the quarterly period ended July 31, 2000
-----------------------------------------------------------------

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

As of July 31, 2000, the following shares of the Registrant's common stock were issued and outstanding:

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

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 13

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . .14

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

To the Board of Directors of Infobooth Inc.
Wilmington, Delaware

We have reviewed the accompanying balance sheet of Infobooth Inc., (a development stage company) as of July 31, 2000 and the related statements of operations and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Infobooth Inc.

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


Graf Repetti & Co., LLP
Dated: New York, New York
       September 19, 2000

                         INFOBOOTH INC.
                (A Development Stage Company)
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                  July 31, 2000    Jan. 31, 2000
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Total Current Assets                 $    -          $    -

Other Assets                              -               -
                                   _________         ________
TOTAL ASSETS                         $    -          $    -

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                         $0              $0
Accrued Expenses                      3,275           3,550
                                   _________         ________

Total Current Liabilities             3,275           3,550
Other Liabilities                         0               0
                                   _________         ________
Total Liabilities                     3,275           3,550

Stockholders' Deficit
 Common Stock, $.001 par value,
 Authorized 25,000,000 Shares;
 Issued and Outstanding
 1,065,000 Shares                     1,065               -
 Common Stock, $.001 par value,
 Authorized 25,000,000 Shares;
 1,000,000 Shares                         -           1,000

Additional Paid in Capital           71,835          49,050
Deficit Accumulated During the
Development Stage                   (76,175)        (53,600)
                                   _________        ________
Total Stockholders' Deficit         ( 3,275)        ( 3,550)

TOTAL LIABILITIES AND
 STOCKHOLDERS' DEFICIT               $    -          $    -

The accompanying notes and accountant's report are an integral part of these financial statements.

                          INFOBOOTH, INC.
                  (A Development Stage Company)
        CONDENSED STATEMENT OF LOSS AND ACCUMULATED DEFICIT

                    For the 3 Mos Ended    For the 3 Mos Ended
                          April 30               July 31
                     2000         1999       2000         1999
                    ------------------------------------------

TOTAL REVENUES:     $     0       N/A         $    0    $    0

OPERATING EXPENSES:
 Accounting             750       N/A            750     1,000
 Legal(Note 4)        2,500                    2,500     2,500
 Consulting Expense  10,000                        0         0
 Rent (Note 2)        3,000                    3,000     3,000
 Filing Fee              13                       12        13
 Office Expenses          -                       50         -
                    ________   _______       ________   ________
TOTAL OPERATING
 EXPENSES           (16,263)                  (6,312)   (6,512)

NET LOSS            (16,263)      N/A        ( 6,312)   (6,512)

Deficit Beginning of
 Period             (53,600)                 (69,863)        -
                    ________   _______       ________   _________

Deficit End of
 Period             (69,863)                 (76,175)        -

NET LOSS PER SHARE   (.02)                      (.01)     (.01)

Weighted Average
  Number of Shares
  Outstanding        1,065,000              1,065,000  1,000,000



The accompanying notes and accountant's report are an integral part of these financial statements.

                         INFOBOOTH, INC.
                (A Developmental Stage Company)
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                  to
                            July 31, 2000      July 31, 1999
                         ________________________________________
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                       $(6,312)           $ (6,512)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities:
 Decrease in Due From Attorney
   Escrow Account                                       50
 Increase in Accounts Payable and
   Accrued Expenses                462                 962
 Additional Paid in Capital by
   Contributed Shareholders:                         5,500
   Legal Services                2,500
   Rent                          3,000
   Accounting                      250
   Office expense                  100
                                ________          ________
Total Adjustments                6,312               6,512

Net Cash Used in
Operating Activities            (    0)             (    0)

Net Change in Cash              (    0)             (    0)

Cash at Beginning of Period          0                   0
Cash at End of Period           $    0                   0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                     0                   0
Corporate Taxes                 $    0                   0

The accompanying notes and accountant's report are an integral part of these financial statements.

                          INFOBOOTH, INC.
                  (A Developmental Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                          July 31, 2000

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

As a result, the Company had from time of inception to July 31, 2000 no revenue and a net loss from operations of $(76,175). As of April 30, 2000, the Company had a net capital deficiency of $(3,275).

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

NOTE 5 - NET LOSS PER SHARE

                          For the three months
                                Ended
                            July 31, 2000
                          -------------------
      Net Loss per share       $(0.01)



NOTE 6 - NON-CASH FINANCIAL TRANSACTIONS

Non-cash financing transactions consisting of the cost of legal services, rent and the related additional paid in capital contributed by shareholders have been included in expenses and additional paid in capital, respectively, in the accompanying financial statement at a value of $5,850.

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



INFOBOOTH, INC.
(Registrant)
Date: September 20, 2000

/s/ Shane H. Sutton
President