Form 10-Q
period 2000-10-31
INFOBOOTH INC
filed 2000-12-22
CIK 1079548

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                          FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended October 31, 2000
-----------------------------------------------------------------

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

                      Yes __X____      No_______

As of October 31, 2000, the following shares of the Registrant's common stock were issued and outstanding:

Voting common stock        2,687,500

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

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 13

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . .14

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

To the Board of Directors of Infobooth Inc.
Wilmington, Delaware

We have reviewed the accompanying balance sheet of Infobooth Inc., (a development stage company) as of October 31, 2000 and the related statements of operations and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Infobooth Inc.

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


Graf Repetti & Co., LLP
Dated: New York, New York
       December 21, 2000

                         INFOBOOTH INC.
                (A Development Stage Company)
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                 October 31, 2000  Jan. 31, 2000
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Total Current Assets                 $    -          $    -

Other Assets                              -               -
                                   _________         ________
TOTAL ASSETS                         $    -          $    -

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                         $0              $0
Accrued Expenses                      2,038           3,550
                                   _________         ________

Total Current Liabilities             2,038           3,550
Other Liabilities                         0               0
                                   _________         ________
Total Liabilities                     2,038           3,550

Stockholders' Deficit
 Common Stock, $.001 par value,
 Authorized 25,000,000 Shares;
 Issued and Outstanding
 2,687,500 Shares                     2,688              -
 Common Stock, $.001 par value,
 Authorized 25,000,000 Shares;
 1,000,000 Shares                         -           1,000

Additional Paid in Capital           78,012          49,050
Deficit Accumulated During the
Development Stage                   (82,738)        (53,600)
                                   _________        ________
Total Stockholders' Deficit         ( 2,038)        ( 3,550)

TOTAL LIABILITIES AND
 STOCKHOLDERS' DEFICIT               $    -          $    -

The accompanying notes and accountant's report are an integral part of these financial statements.

                           INFOBOOTH, INC.
                  (A Development Stage Company)
        CONDENSED STATEMENT OF LOSS AND ACCUMULATED DEFICIT

                    For the 3 Mos Ended    For the 3 Mos Ended
                         October 31               July 31
                     2000         1999       2000         1999
                    ------------------------------------------

TOTAL REVENUES:     $     0      $   0        $    0    $    0

OPERATING EXPENSES:
 Accounting             750        750           750     1,000
 Legal(Note 4)        2,500      2,500         2,500     2,500
 Consulting Expense     300          0             0         0
 Rent (Note 2)        3,000      3,000         3,000     3,000
 Filing Fee              13         13            12        13
 Office Expenses          -        150            50         -
                    ________   _______       ________   ________
TOTAL OPERATING
 EXPENSES           ( 6,563)    (6,413)       (6,312)   (6,512)

NET LOSS            ( 6,563)      (.01)      ( 6,312)   (6,512)

Deficit Beginning of
 Period             (76,175)                 (69,863)        -
                    ________   _______       ________   _________

Deficit End of
 Period             (82,738)                 (76,175)        -

NET LOSS PER SHARE     (.02)                    (.01)     (.01)

Weighted Average
  Number of Shares
  Outstanding      2,687,500   1,000,000    1,065,000  1,000,000



The accompanying notes and accountant's report are an integral part of these financial statements.

                         INFOBOOTH, INC.
                (A Developmental Stage Company)
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                  to                  to
                           October 31, 2000    October 31, 1999
                         ________________________________________
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                       $(6,563)           $ (6,413)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities:
 Change in Accounts Payable and
   Accrued Expenses             (1,237)               (737)
 Additional Paid in Capital by
   Contributed Shareholders:
   Legal Services                2,500               2,500
   Rent                          3,000               3,000
   Payment of accounts payable   2,000               1,050

                                ________          ________
Total Adjustments                6,263               5,813

Net Cash Used in
Operating Activities            (  300)             (  600)

Net Change in Cash              (    0)             (  600)

Cash at Beginning of Period          0                 950
Cash at End of Period           $    0                 350

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                     0                   0
Corporate Taxes                 $    0                   0

The accompanying notes and accountant's report are an integral part of these financial statements.

                          INFOBOOTH, INC.
                  (A Developmental Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                         October 31, 2000

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

As a result, the Company had from time of inception to October
31, 2000 no revenue and a net loss from operations of $(82,738).
As of October 31, 2000, the Company had a net capital deficiency of $(2,038).

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

NOTE 5 - NET LOSS PER SHARE

                          For the three months
                                 Ended
                            October 31, 2000
                          -------------------
      Net Loss per share        $(0.00)



NOTE 6 - NON-CASH FINANCIAL TRANSACTIONS

Non-cash financing transactions consisting of the cost of legal services, rent and the related additional paid in capital contributed by shareholders have been included in expenses and additional paid in capital, respectively, in the accompanying financial statement at a value of $5,500.

Non-cash financing transactions consisting of the fair market value of consultant services rendered in exchange for 10,000 shares of stock issued before the stock split and the related common stock and additional paid in capital have been excluded in expenses, common stock and additional paid in capital in the accompanying financial statement at a value of $500, $10 and $290 respectively.


NOTE 7 - STOCK SPLIT

On August 1, 2000, the Corporation's stock underwent a 2.5 for 1 stock split, resulting in 2,867,500 shares outstanding.


NOTE 8 - SUBSEQUENT EVENT

The Company began negotiations on December 1, 2000 with another corporation which it seeks to acquire.

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


SUBSEQUENT EVENT

As of the date of this filing, the Company has located a business entity which it seeks to acquire and with which it is conducting negotiations to consummate an Acquisition Agreement. There has been no Acquisition Agreement executed with the business entity as of the date of this filing. Management of the company shall utilize its best discretion in determining whether to proceed with an Acquisition Agreement on terms favorable to the company and its investors and, upon the execution of any Agreement, shall submit the same to its shareholders for approval. There is no guarantee however that an Agreement shall be executed or a transaction consummated. The Company will provide complete disclosure of the nature of the entity and its business operations in the event an Agreement is reached and executed by filing a Form 8/K with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

There are currently no pending legal proceedings against the company.


Item 2.   Changes in Securities

On August 1, 2000, the Company conducted a 2.5 for 1 stock split of its outstanding shares of common stock.


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


INFOBOOTH, INC.
(Registrant)
Date: December 21, 2000

/s/ Shane H. Sutton
President