Form 10KSB
period 2001-01-31
INFOBOOTH INC
filed 2001-05-01
CIK 1079548

UNITED STATES
                 SECURITIES EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                          FORM 10KSB

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

As of January 30, 2001, the following shares of the Registrant's common stock were issued and outstanding:

            Voting Common Stock 2,787,500 shares

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

                             PART II

Item 5.    Market for Common Equity and Related Stockholder
           Matters

The Company is not aware of any quotations for its common stock, now or at any time within the past two years. As of January 31, 2001, there were approximately 313 holders of record of the issued and outstanding shares of Issuer's common stock. Issuer has never paid a dividend on its outstanding equity. The Company currently has no established public trading market for its common stock.

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

The Company has conducted preliminary discussions with various entities and businesses regarding the consummation of a merger or business acquisition. The company has had substantive discussions with a number of entities however none of these discussions have resulted in a definite agreement to enter into a business acquisition or transaction.

Item 7.  Financial Statements

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Infobooth, Inc.
We have audited the accompanying balance sheet of Infobooth, Inc., (a development stage company) as of January 31, 2001, and the related statements of loss, cash flows and stockholders' equity (deficiency), for the year then ended January 31, 2001, and for the period from February 25, 1998 (inception) to January 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infobooth Inc. as of January 31, 2001, and the results of its operations and its cash flows for the year ended January 31, 2001 and for the period from February 25, 1998 (inception) to January 31, 2001 in conformity with generally accepted accounting principles.

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

Graf & Repetti
New York, New York
April 27, 2001

                          INFOBOOTH INC.
                  (A Development Stage Company)
                          BALANCE SHEET

                                            As of January 31,
                                      2001       2000           1999
                                  ------------------------------------
ASSETS
Current Assets
  Cash                             $      0     $     0      $  2,000
  Other Current Assets                    0           0             0
                                  ------------------------------------
  Total Current Assets             $      0     $     0      $  2,000
  Other Assets                            0           0             0
                                  ------------------------------------
  Total Assets                     $      0     $     0      $  2,000

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
 Accounts Payable                  $      0     $     0      $      0
 Accrued Expenses                     1,300       3,550         2,050
                                  ------------------------------------
 Total Current Liabilities         $  1,300     $ 3,550      $  2,050
 Other Liabilities                        0           0             0
                                  ------------------------------------
 Total Liabilities                 $  1,300     $ 3,550      $  2,050

 Stockholders' Equity
  Common Stock, $.001 par value,
  Authorized 25,000.000 Shares;
  Issued and Outstanding 1,000,000
  Shares as of January 31, 2000 and
  1999;                                  -       1,000         1,000
  Common Stock, $.001 par value,
  Authorized 25,000.000 Shares;
  Issued and Outstanding 2,787,500
  Shares as of January 31, 2001      2,788           -             -

 Additional Paid in Capital         94,987      49,050        18,000

 Deficit Accumulated During
  the Development Stage            (99,075)   ( 53,600)      (19,050)
                                  ------------------------------------
 Total Stockholders' Equity        ( 1,300)    ( 3,550)         ( 50)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)     $     0    $      0       $ 2,000
The accompanying notes are an integral part of these financial statements

                         INFOBOOTH INC.
                  (A Development Stage Company)
                   CONDENSED STATEMENT OF LOSS
      FROM FEBRUARY 25, 1998 (INCEPTION) TO JANUARY 31, 2001

                           For the Year    For the Year        From
                               Ended          Ended        Inception to
                          Jan. 31, 2001    Jan. 31, 2000   Jan 31, 2001
                          -------------    -------------   -------------
TOTAL REVENUES:            $        0       $        0      $       0
                             ----------       ----------      ----------
OPERATING EXPENSES:
Accounting                      3,550            4,050          9,600
Legal                          17,500           17,500         42,000
Consultants                    12,300                0         12,300
Rent - Note 2                  12,000           12,000         33,000
Filing Fee                         75               50            175
Other Start Up Costs               50              950          2,000
                             ----------       ----------      ----------
Total Operating Expenses       45,475           34,550         99,075
                             ----------       ----------      ----------
Net Loss                      (45,475)         (34,550)       (99,075)
                             ----------       ----------      ----------
Deficit Beginning of Period   (53,600)         (19,050)             -
Deficit End of Period         (99,075)         (53,600)       (99,075)
                             ----------       ----------      ----------
NET LOSS PER SHARE             $(0.02)          $(0.00)        $(0.04)
                            ==========       ==========      ==========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING        2,679,713        10,000,000      2,370,005
                             ==========       ==========      ==========

The accompanying notes are an integral part of these financial statements.

                        INFOBOOTH, INC.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS
      FROM FEBRUARY 25, 1998 (INCEPTION) TO JANUARY 31, 2000

                           For the Year    For the Year        From
                               Ended          Ended        Inception to
                          Jan. 31, 2001    Jan. 31, 2000   Jan 31, 2001
                          -------------    -------------   -------------
CASH FLOWS FROM
OPERATING ACTIVITIES
Net Loss                     $(45,475)        $(34,550)      $(99,075)
                             ----------       ----------      ----------
Adjustments to Reconcile Net
Loss to Net Cash Used in
Operating Activities:
 Additional paid in capital
 Contributed by shareholders   47,725                0         87,775

Changes in Assets and Liabilities:

 Increase in Accounts Payable
     and Accrued Expenses      (2,250)           1,500          1,300
                             ----------       ----------      ----------
Total Adjustments              45,475            1,500         89,075
                             ----------       ----------      ----------
Net Cash Used in
Operating Activities                0          (31,050)       (10,000)
                             ----------       ----------      ----------
CASH FLOWS FROM
FINANCING ACTIVITIES:
Proceeds from Insurance of
  Common Stock                      0                0         10,000
                             ----------       ----------      ----------
Net Cash Provided by
Financing Activities                0                0         10,000
                             ----------       ----------      ----------
Net Change in Cash                  0                0              0
Cash at Beginning of Period         0                0              0
Cash at End of Period          $    0          $     0         $    0
                             ----------       ----------      ----------
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
  Cash Paid During the Period
  for Interest Expense         $    0          $     0         $    0
                             ----------       ----------      ----------
  Corporate Taxes              $    0          $     0         $    0
                             ----------       ----------      ----------
The accompanying notes are an integral part of these financial statements.

                            INFOBOOTH INC.
                     (A Development Stage Company)
               STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
      FROM FEBRUARY 25, 1998 (INCEPTION) TO JANUARY 31, 2000

                                                                     Total
                 COMMON STOCK ISSUED    Additional    Accumulated Shareholders'
                 SHARES    PAR VALUE    Paid in Cap    (Deficit)    Equity
           ------------------------------------------------------------------
ISSUANCE OF
1,000,000
SHARES
MAY 18, 1998   1,000,000   $ 1,000      $ 9,000       $    0    $ 10,000
NET LOSS
FOR THE
PERIOD FROM
INCEPTION TO
JAN. 31, 1999          0         0        9,000      (19,050)    (10,050)
           ------------------------------------------------------------------
BALANCE
JAN. 31, 1999  1,000,000   $ 1,000      $18,000     $(19,050)    $   (50)
CAPITAL
CONTRIBUTION FOR
YEAR ENDED
JAN. 31, 2000                            31,050                   31,050
NET LOSS FOR
THE YEAR ENDED
JAN. 31, 2000                                        (34,550)    (34,550)
           ------------------------------------------------------------------
BALANCE
JAN. 31, 2000  1,000,000   $ 1,000      $49,050     $(53,600)    $(3,550)
ISSUANCE OF
 65,000 SHARES
 FEB. 1, 2000     65,000        65        9,935            0      10,000
ISSUANCE OF
 10,000 SHARES
 AUG. 1, 2000     10,000        10          290            0         300
2.5 FOR 1 STOCK
 SPLIT AUG. 1,
 2000          1,612,500     1,613       (1,613)           0           0
ISSUANCE OF
 100,000 SHARES
 JAN. 15, 2001   100,000       100        1,900            0       2,000
CAPITAL CONTRIBUTION
 FOR THE YEAR
 ENDED JAN. 31,
 2001                  0         0       35,425            0      35,425
NET LOSS FOR THE
 YEAR ENDED JAN.
 15, 2001              0         0            0      (45,475)    (45,475)
           ------------------------------------------------------------------
BALANCE
 JAN. 31, 2001 2,787,500    $2,788      $94,987     $(99,075)    $(1,300)
           ------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                          INFOBOOTH INC.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                         JANUARY 31, 2001
NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to January 31, 2001 no revenue and a net loss from operations of $(99,075). As of January 31, 2001, the Company had a net capital deficiency of $(1,300). The company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with its consummation of an alliance or merger with another company.

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

NOTE 5 - EARNINGS PER SHARE
                             From Inception       For the Year
                                  To                 Ended
                           January 31, 2001     January 31, 2001
                          -------------------   ----------------
      Net Loss per share       $(0.04)              $(0.02)

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


                            PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS

                           Position(s) Held and
Name                 Age    Duration of Service   Family Relation
----------------     ---    -------------------   ---------------
Shane H. Sutton       52    President and Director    Brother of
                                                     David Sutton
David Sutton          58    Secretary-Treasurer       Brother of
                            and Director             Shane Sutton
Peter Moulinos        32    Director and Officer          None

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

The current officers of the Company intend to promote one other blank check entity entitled "Business Plan Exchange Inc.". In the event conflicts of interest arise, then management intends to advise the Board of Directors and to seek their consultation as to how such conflict may be resolved.

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


Item 10.   EXECUTIVE COMPENSATION

SUMMARY

The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any salaries or other compensation to its officers, directors or employees for the year ended January 30, 2001, nor at any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will forego any compensation until such time as an accusation or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation from the Company.
The payment of compensation to the officers and directors of the Company is not a condition that the target company must agree to prior to the consummation of a merger or acquisition agreement. Additionally, the repayment of loans to the officers and directors of the Company is not a condition that the target company must agree to prior to the consummation of a merger or acquisition agreement.

COMPENSATION TABLE: None; no form of compensation was paid to any officer or director at any time during the last two fiscal years.

CASH COMPENSATION
There was no cash compensation paid to any director or executive officer of the Company during the two fiscal years ended January
30, 2001.

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

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

The following table sets forth the information, to the best knowledge of the Company as of January 31, 2001, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director of the Company and all directors and officers of the Company as a group.

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


Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           TRANSACTIONS WITH MANAGEMENT AND OTHERS.

To the best of Management's knowledge, during the fiscal year ended January 31, 2001, there were no material transactions, or series of similar transactions, since the beginning the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

CERTAIN BUSINESS RELATIONSHIPS:
During the fiscal year ended January 2001, there were no material transactions between the Company and its management.

INDEBTEDNESS OF MANAGEMENT:
To the best of Management's knowledge, during the fiscal year ended January 2001 there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

TRANSACTIONS WITH PROMOTERS:
To the best Knowledge of management, no such transactions exist.


Item 13.  FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS
The Following financial statements are filed as part of this registration statement:
    Balance Sheet
    Statement of Loss
    Statement of Cash Flows
    Statement of Shareholders' Equity (Deficit)
    Selected Financial Data

(B) EXHIBITS AND INDEX OF EXHIBITS
The following exhibits are included in Item 13(c). Other exhibits have been omitted since the required information is not applicable to the registrant.

EXHIBIT
   3         Certificate of incorporation and by-laws

   11        Statement regarding computation of per share
              earnings

   27        Financial Data Schedule

(C) REPORTS ON FORM 8-K
No Report on Form 8-K was filed during the fourth quarter of the period for which this Annual Report is filed.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


Infobooth, Inc.
-----------------------
(Registrant)


Date: April 30, 2001
By: /s/ Shane H. Sutton
    -------------------
    President