Form 10QSB
period 2001-04-30
INFOBOOTH INC
filed 2001-10-01
CIK 1079548

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                          FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

       For the quarterly period ended April 30, 2001
-----------------------------------------------------------------

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

As of April 30, 2001, the following shares of the Registrant's common stock were issued and outstanding:

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

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 13

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . .14

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

To the Board of Directors of Infobooth Inc.
Wilmington, Delaware

We have reviewed the accompanying balance sheet of Infobooth Inc., (a development stage company) as of April 30, 2001 and the related statements of operations and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Infobooth Inc.

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


Graf Repetti & Co., LLP
Dated: New York, New York
       September 27, 2001

                         INFOBOOTH INC.
                (A Development Stage Company)
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                  April 30, 2001    Jan. 31, 2001
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                 $    -          $    -
Other Current Assets                      -               -
                                   _________         ________
Total Current Assets                 $    -          $    -
Other Assets                              -               -
                                   _________         ________
TOTAL ASSETS                         $    -          $    -

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                         $0              $0
Accrued Expenses                      2,063           1,300
                                   _________         ________
Total Current Liabilities             2,063           1,300
Other Liabilities                         0               0
                                   _________         ________
Total Liabilities                     2,063           1,300

Stockholders' Deficit
 Common Stock, $.001 par value,
 Authorized 25,000,000 Shares;
 Issued and Outstanding
 2,787,500 Shares                     2,788           2,788

Additional Paid in Capital          100,487          94,987
Deficit Accumulated During the
Development Stage                  (105,338)        (99,075)
                                   _________        ________

Total Stockholders' Deficit         ( 2,063)        ( 1,300)

TOTAL LIABILITIES AND
 STOCKHOLDERS' DEFICIT               $    -          $    -

The accompanying notes and accountant's report are an integral part of these financial statements.

                           INFOBOOTH, INC.
                  (A Development Stage Company)
        CONDENSED STATEMENT OF LOSS AND ACCUMULATED DEFICIT

                    For the 3 Mos Ended    For the 3 Mos Ended
                          April 30               October 30
                     2001         2000       2000         1999
                    -------------------------------------------

TOTAL REVENUES:     $     0     $     0            0          0

OPERATING EXPENSES:
 Accounting             750         750          750      1,000
 Legal(Note 4)        2,500       2,500        2,500      2,500
 Consulting Expense       0      10,000            0          0
 Rent (Note 2)        3,000       3,000        3,000      3,000
 Filing Fee              13          13           13         13
 Office Expenses          -           -            -        150
                    ________   _______       ________   ________
TOTAL OPERATING
 EXPENSES             6,263      16,263        6,563      6,413

NET LOSS            ( 6,263)    (16,263)     ( 6,563)     6,413

Deficit Beginning of
 Period             (99,075)    (53,600)     (76,175)
                    ________    ________     ________   _________
Deficit End of
 Period            (105,338)    (69,863)     (82,738)

NET LOSS PER SHARE     (.02)       (.02)        (.02)      (.01)

Weighted Average
  Number of Shares
  Outstanding     2,787,500   1,065,000     2,687,500  1,000,000


The accompanying notes and accountant's report are an integral part of these financial statements.

                         INFOBOOTH, INC.
                (A Developmental Stage Company)
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                  to
                            April 30, 2001      April 30, 2000
                        ________________________________________
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                       $ ( 6,263)         $(16,563)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities:
 Decrease in Due From Attorney
   Escrow Account                                    1,000
 Decrease in Accrued Expenses                         (737)
 Increase in Accrued Expenses        763

 Additional Paid in Capital by
   Contributed Shareholders for:
   Legal Services                  2,500             2,500
   Rent                            3,000             3,000
   Accounting                                        1,500
   Proceeds from issuance of
     Common stock                                   10,000


Total Adjustments                  6,263            16,263

Net Cash Used in
Operating Activities                   0                 0

Net Change in Cash                     0                 0

CASH FLOWS FROM FINANCING
ACTIVITIES:
Net Cash Provided by
Financing Activities                                     0

Cash at Beginning of Period            0                 0

Cash at End of Period                  0                 0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0                 0
Corporate Taxes                        0                 0

The accompanying notes and accountant's report are an integral part of these financial statements.

                          INFOBOOTH, INC.
                  (A Developmental Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                         April 30, 2001

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

As a result, the Company had from time of inception to April 30, 2001 no revenue and a net loss from operations of $(105,338).
As of April 30, 2001, the Company had a net capital deficiency of $(2,063).

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

NOTE 5 - NET LOSS PER SHARE

                          For the three months
                                Ended
                            April 30, 2001
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



INFOBOOTH, INC.
(Registrant)
Date: September 27, 2001

/s/ Shane Henty Sutton
President