Form 10QSB
period 2001-07-31
INFOBOOTH INC
filed 2001-10-29
CIK 1079548

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                          FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

       For the quarterly period ended July 31, 2001
-----------------------------------------------------------------

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

                      Yes __X____      No_______

As of October 25, 2001, the following shares of the Registrant's common stock were issued and outstanding:

Voting common stock        2,837,500


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

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 13

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . .14

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

To the Board of Directors of Infobooth Inc.
Wilmington, Delaware

We have reviewed the accompanying balance sheet of Infobooth Inc., (a development stage company) as of July 31, 2001 and the related statements of operations and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Infobooth Inc.

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


Graf Repetti & Co., LLP
Dated: New York, New York
       October 25, 2001

                         INFOBOOTH INC.
                (A Development Stage Company)
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                   July 31, 2001    Jan. 31, 2001
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                 $    -          $    -
Other Current Assets                      -               -
                                   _________         ________
Total Current Assets                 $    -          $    -
Other Assets                              -               -
                                   _________         ________
TOTAL ASSETS                         $    -          $    -

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                         $0              $0
Accrued Expenses                      2,825           1,300
                                   _________         ________
Total Current Liabilities             2,825           1,300
Other Liabilities                         0               0
                                   _________         ________
Total Liabilities                     2,825           1,300

Stockholders' Deficit
 Common Stock, $.001 par value,
 Authorized 25,000,000 Shares;
 Issued and Outstanding
 2,787,500 Shares                     2,788           2,788

Additional Paid in Capital          105,987          94,987
Deficit Accumulated During the
Development Stage                  (111,600)        (99,075)
                                   _________        ________

Total Stockholders' Deficit         ( 2,825)        ( 1,300)

TOTAL LIABILITIES AND
 STOCKHOLDERS' DEFICIT               $    -          $    -

The accompanying notes and accountant's report are an integral part of these financial statements.

                           INFOBOOTH, INC.
                  (A Development Stage Company)
        CONDENSED STATEMENT OF LOSS AND ACCUMULATED DEFICIT

                    For the 3 Mos Ended    For the 3 Mos Ended
                          July 31                 April 30
                     2001         2000       2001         2000
                    -------------------------------------------
TOTAL REVENUES:     $     0     $     0      $     0    $     0

OPERATING EXPENSES:
 Accounting             750         750          750        750
 Legal(Note 4)        2,500       2,500        2,500      2,500
 Consulting Expense       0           0            0     10,000
 Rent (Note 2)        3,000       3,000        3,000      3,000
 Filing Fee              12          12           13         13
 Office Expenses          -          50            -          -
                    ________    ________     ________   ________
TOTAL OPERATING
 EXPENSES             6,262       6,312        6,563     16,263

NET LOSS            ( 6,263)     (6,312)     ( 6,563)   (16,263)

Deficit Beginning of
 Period            (105,338)    (69,863)     (99,075)   (53,600)
                    ________    ________     ________   _________
Deficit End of
 Period            (111,600)    (76,175)    (105,338)   (69,863)

NET LOSS PER SHARE     (.02)       (.01)        (.02)      (.02)

Weighted Average
  Number of Shares
  Outstanding     2,787,500   1,065,000     2,787,500  1,065,000


The accompanying notes and accountant's report are an integral part of these financial statements.

                         INFOBOOTH, INC.
                (A Developmental Stage Company)
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                  to
                            July 31, 2001       July 31, 2000
                        ________________________________________
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                       $ ( 6,262)         $( 6,312)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities:
 Increase in Accounts Payable and
    Accrued Expenses                 762               462

 Additional Paid in Capital by
   Contributed Shareholders for:
   Legal Services                  2,500             2,500
   Rent                            3,000             3,000
   Accounting                          0               250
   Office Expense                      0               100

Total Adjustments                  6,262             6,312

Net Cash Used in
Operating Activities                   0                 0

Net Change in Cash                     0                 0

CASH FLOWS FROM FINANCING
ACTIVITIES:
Net Cash Provided by
Financing Activities                                     0

Cash at Beginning of Period            0                 0

Cash at End of Period                  0                 0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0                 0
Corporate Taxes                        0                 0

The accompanying notes and accountant's report are an integral part of these financial statements.

                          INFOBOOTH, INC.
                  (A Developmental Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                          July 31, 2001

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

As a result, the Company had from time of inception to July 31, 2001 no revenue and a net loss from operations of $(111,600).
As of July 31, 2001, the Company had a net capital deficiency of $(2,825).

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

NOTE 5 - NET LOSS PER SHARE

                          For the three months
                                Ended
                             July 31, 2001
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

NOTE 7 - SUBSEQUENT EVENTS

On August 10, 2001, the company entered into an agreement to purchase all of the outstanding shares of Cyberproperty.com, Inc., a Delaware company with no assets or liabilities.

Infobooth Inc., issued 50,000 shares of its stock in exchange for all 100,000 outstanding shares of Cyberproperty.com's common stock.

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

The Company is a voluntarily reporting company in order to make information concerning itself more readily available to the public. Management believes that a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act") could provide a prospective merger or acquisition candidate with additional information concerning the Company. In addition, management believes that this might make the Company more attractive to an operating business opportunity as a potential business combination candidate. As a result of filing its registration statement, the Company is obligated to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements. The Company intends to continue to voluntarily file these periodic reports under the Exchange Act even if its obligation to file such reports is suspended under applicable provisions of the Exchange Act.

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

ACQUISITION OF CYBERPROPERTY.COM, INC.
---------------------------------------

The Company on June 15, 2001 acquired all the outstanding shares of common stock of CyberProperty.com, Inc., a Delaware corporation. In consideration for such an acquisition, the Company issued 30,000 shares of newly issued common stock to the two (2) shareholders of CyberProperty.com. As a result of this transaction, CyberProperty.com is a fully owned subsidiary of Infobooth, Inc.

CyberProperty.com ("CyberProperty") seeks to introduce an on-line internet web site which offers users access to available real estate properties initially through the metropolitan New
York area.   CyberProperty will seek to combine the current
exclusive arrangement possessed between sellers and real estate brokers along with the capabilities of the internet. First, the CyberProperty shall seek to have real estate brokers join its service. These brokers will have access to multiple real estate database listings of properties which are only available to them. The Company will offer the same listings on its web site. The Company will then allow real estate hunters the opportunity to view an available property along with a broker.

As a result, the Company's web site will provide the public with the same database and pool of available properties which, up to now, have only been available to real estate brokers. If the property is acceptable to the real estate seeker, then a commission will be paid to the broker which the company will price at a rate lower than that paid to real estate brokers in the market today. The advantage to the broker shall be to market properties in a cost and time effective manner to the public without having to "co-broker" transactions. "Co-brokering" a transaction is a function of two real estate brokers working on a transaction together and share the commission on a sale of property. CyberProperty's web site will eliminate "co-brokering" and thereby allow a real estate broker to fully benefit from a commission earned on a sale.

The Company will also seek to draw revenues from advertisers who are associated with the real estate market and other services which cater to the industry, such as mortgage brokers, attorneys, and interior designers. Once the Company's concept is solidified in New York, the Company will seek to expand its operations to other major cities in the Northeast.

Cyber Property.com at this time has no operations and no significant assets. Subsequent to the acquisition of Cyber
Property.com, the Company shall seek to attract investor interest in this concept and raise funds for the purpose of developing the internet

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



INFOBOOTH, INC.
(Registrant)
Date: October 25, 2001
----------------------
/s/ Shane Henty Sutton
President