Form 10QSB
period 2001-10-31
INFOBOOTH INC
filed 2002-03-01
CIK 1079548

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                          FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

       For the quarterly period ended October 31, 2001
-----------------------------------------------------------------

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

As of October 31, 2001, the following shares of the Registrant's common stock were issued and outstanding:

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

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 13

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . .14

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

To the Board of Directors of Infobooth Inc.
Wilmington, Delaware

We have reviewed the accompanying balance sheet of Infobooth Inc., (a development stage company) as of October 31, 2001 and the related statements of operations and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Infobooth Inc.

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


Graf Repetti & Co., LLP
Dated: New York, New York
       February 26, 2002

                         INFOBOOTH INC.
                (A Development Stage Company)
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                October 31, 2001   Jan. 31, 2001
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                 $    -          $    -
Investment in
Cyberproperty.com, Inc. - Note 7         50               -

                                   _________         ________
TOTAL ASSETS                         $   50          $    -

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                         $0              $0
Accrued Expenses                      2,288           1,300
                                   _________         ________
Total Liabilities                     2,288           1,300

Stockholders' Deficit
 Common Stock, $.001 par value,
 Authorized 25,000,000 Shares;
 Issued and Outstanding
 2,787,500 Shares as of
 January 31, 2001;                                    2,788
 Issued and Outstanding
 2,837,500 Shares as of
 October 31, 2001;                    2,838

Additional Paid in Capital          112,787          94,987
Deficit Accumulated During the
Development Stage                  (117,863)        (99,075)
                                   _________        ________

Total Stockholders' Deficit         ( 2,238)        ( 1,300)

TOTAL LIABILITIES AND
 STOCKHOLDERS' DEFICIT               $   50          $    -

The accompanying notes and accountant's report are an integral part of these financial statements.

                           INFOBOOTH, INC.
                  (A Development Stage Company)
        CONDENSED STATEMENT OF LOSS AND ACCUMULATED DEFICIT

                    For the 3 Mos Ended    For the 3 Mos Ended
                         October 31               July 31
                     2001         2000       2001         2000
                    -------------------------------------------
TOTAL REVENUES:     $     0     $     0      $     0    $     0

OPERATING EXPENSES:
 Accounting             750         750          750        750
 Legal(Note 4)        2,500       2,500        2,500      2,500
 Consulting Expense       0         300            0          0
 Rent (Note 2)        3,000       3,000        3,000      3,000
 Filing Fee              13          13           12         12
 Office Expenses          -           -            -         50
                    ________    ________     ________   ________
TOTAL OPERATING
 EXPENSES             6,263       6,563        6,262      6,312

NET LOSS            ( 6,263)     (6,563)     ( 6,563)   (16,263)

Deficit Beginning of
 Period            (111,600)   ( 76,175)    (105,338)   (69,863)
                    ________    ________     ________   _________
Deficit End of
 Period            (117,863)   ( 82,738)    (111,600)   (76,175)

NET LOSS PER SHARE     (.02)       (.02)        (.02)      (.02)

Weighted Average
  Number of Shares
  Outstanding     2,787,500   2,687,500     2,787,500  1,065,000


The accompanying notes and accountant's report are an integral part of these financial statements.

                         INFOBOOTH, INC.
                (A Developmental Stage Company)
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                  to
                          October 31, 2001     October 31, 2000
                        ________________________________________
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                       $ ( 6,263)         $( 6,563)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities:
 Increase in Accounts Payable and
    Accrued Expenses                (537)           (1,237)

 Additional Paid in Capital by
   Contributed Shareholders for:
   Legal Services                  2,500             2,500
   Rent                            3,000             3,000
   Payment of Accounts Payable     1,300             2,000

Total Adjustments                  6,263             6,263

Net Cash Used in
Operating Activities                   0              (300)

Net Change in Cash                     0                 0

CASH FLOWS FROM INVESTING
ACTIVITIES:
Investments in
Cyberproperty.com, Inc.              (50)                -

   Net Cash Used in
   Investing Activities              (50)                -

CASH FLOWS FROM FINANCING
ACTIVITIES:
Issuance of common stock              50                 -

Cash at Beginning of Period            0                 0

Cash at End of Period                  0                 0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0                 0
Corporate Taxes                        0                 0

The accompanying notes and accountant's report are an integral part of these financial statements.

                          INFOBOOTH, INC.
                  (A Developmental Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                         October 31, 2001

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

As a result, the Company had from time of inception to October
31, 2001 no revenue and a net loss from operations of $(117,863).
As of October 31, 2001, the Company had a net capital deficiency of $(2,238).

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

NOTE 5 - NET LOSS PER SHARE

                          For the three months
                                Ended
                           October 31, 2001
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


NOTE 7 - PURCHASE OF CYBERPROPERTY.COM, INC.

The company entered into an agreement to purchase all of the outstanding shares of Cyberproperty.com, Inc., a Delaware company with no assets or liabilities.

Infobooth Inc., issued 50,000 shares of its stock in exchange for all 100,000 outstanding shares of Cyberproperty.com's common stock.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

RESULTS OF OPERATIONS

The Company was previously a blank check development stage company and its principal business purpose was to locate and consummate a merger or acquisition with a private entity.


ACQUISITION OF CYBERPROPERTY.COM, INC.
---------------------------------------

The Company on August 10, 2001 acquired all the outstanding shares of common stock of CyberProperty.com, Inc., a Delaware corporation. In consideration for such an acquisition, the Company issued 50,000 shares of newly issued common stock to the two (2) shareholders of CyberProperty.com. As a result of this transaction, CyberProperty.com is a fully owned subsidiary of Infobooth, Inc. As a result of the acquisition, the company was no longer a blank check company by reason of the business plan and intent of CyberProperty.com.

CyberProperty.com ("CyberProperty") is a development stage company with no significant assets or operations. It seeks to introduce an on-line internet web site which offers users access to available real estate properties initially through the
metropolitan New York area.   CyberProperty will seek to combine
the current exclusive arrangement possessed between sellers and real estate brokers along with the capabilities of the internet. First, the CyberProperty shall seek to have real estate brokers join its service. These brokers will have access to multiple real estate database listings of properties which are only available to them. The Company will offer the same listings on its web site. The Company will then allow real estate hunters the opportunity to view an available property along with a broker.

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

Cyber Property.com at this time has no operations and no significant assets. Due to difficult market conditions, the Company has been unable to attract investor interest in this concept and raise funds for the purpose of developing its operations. There is no guarantee that the Company will be able to attract investor interest or to raise funds in order to develop operations. Additionally, CyberProperty.com believes that recessionary pressures in the real estate market create significant doubt as to whether CyberProperty.com will be able to pursue its short term goals in raising seed capital to implement its business plan.

The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources, it may be difficult to find favorable opportunities. There can be no assurance that the Company will be able to satisfactorily develop Cyberproperty.com or that such a venture will will ultimately prove to be beneficial to the Company and its shareholders.

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

The Company at this time does not foresee generating any substantial income over the next twelve (12) months. The Company's main purpose and goal is to locate and consummate another merger or acquisition with a private entity in order to further enchance shareholder value. The Company's directors will be compensated with stock of any surviving Company subsequent to a merger or acquisition with a private entity.

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

Item 2.   Changes in Securities

On August 10, 2001, the company issued 50,000 shares of restricted common stock to the shareholders of Cyberproperty.com, Inc. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Resale of the shares is restricted pursuant to Rule 144 of the Securities Act of 1933.

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



INFOBOOTH, INC.
(Registrant)
Date: February 27, 2002
----------------------
/s/ Shane Henty Sutton
President