Form 10KSB
period 2002-01-31
INFOBOOTH INC
filed 2002-04-19
CIK 1079548

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

                  Yes   X       No_______

As of January 30, 2002, the following shares of the Registrant's common stock were issued and outstanding:

            Voting Common Stock 2,837,500 shares

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

The Company on August 10, 2001 acquired 100,000 shares of common stock of CyberProperty.com, Inc., a Delaware corporation. This sum represents a 100% interest in CyberProperty.com. In consideration for such an acquisition, the Company issued 50,000 shares of newly issued common stock to the two (2) shareholders of CyberProperty.com. As a result of this transaction, CyberProperty.com became a fully owned subsidiary of Infobooth, Inc. As a result of the acquisition, the company was no longer a blank check company by reason of the business plan and intent of CyberProperty.com.

CyberProperty.com ("CyberProperty") is a development stage company with no significant assets or operations. It seeks to introduce an on-line internet web site which offers users access to available real estate properties initially through the metropolitan New York area. CyberProperty will seek to combine the current exclusive arrangement possessed between sellers and real estate brokers along with the capabilities of the internet. First, CyberProperty shall seek to have real estate brokers join its service. These brokers will have access to multiple real estate database listings of properties which are only available to them. The Company will offer the same listings on its web site. The Company will then allow real estate hunters the opportunity to view an available property along with a broker.

Recent market conditions in the Northeast have greatly affected the ability of CyberProperty.com to attract investor interest and capital necessary to develop CyberProperty.com's operations. There is no guarantee that the Company will be able to attract investor interest or to raise funds in order to develop operations. Additionally, CyberProperty.com believes that recessionary pressures in the real estate market create significant doubt as to whether CyberProperty.com will be able to pursue its short term goals in raising seed capital to implement its business plan.

The Company has no recent operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company.


SUBSEQUENT EVENTS

On February 15, 2002, the Company elected to perform a 10 for 1 forward split of the outstanding shares of common stock of CyberProperty.com. Subsequent to this forward split, Infobooth elected to issue as a dividend to its shareholders the outstanding shares of CyberProperty.com on a pro-rata basis in accradance with their current shareholding in Infobooth. As a result of this dividend, the shareholders of Infobooth are now the shareholders of CyberProperty.com which is no longer a subsidiary of Infobooth. As a further result of the foregoing, Infobooth is no longer obligated to report on the operations or business activity of CyberProperty.com.

Infobooth on March 15, 2002 entered into a letter of intent and preliminary agreement to acquire all of the outstanding shares of common stock of Redcell Inc., a company incorporated under the laws of the province of Alberta, with its principal place of business located in British Columbia, Canada. Redcell is a battery distributor and marketer which operates throughout North America and seeks to provide a fully category of battery products to retailers throughout the United States for the following battery categories: Alkaline, Cordless Telephone, Watch & Calculator, Lithium and Photo.

There has been no firm agreement between Infobooth and Redcell and any agreement to consumate any transaction between Infobooth and Redcell shall be subject to the approval of the shareholders of both entities. Under the preliminary agreement, Infobooth shall issue 12,000,000 shares of common stock to the shareholders of Redcell in consideration of the proposed acquisition. In the event such a transaction is consummated, control of Infobooth shall pass to the shareholders of Redcell. There are no guarantees or assurances that any transaction shall be consummated. Additionally, there are numerous conditions which both parties must satisfy for any transaction to be consummated. During the course of negotiations, additional terms may be added into any agreement between Infobooth and Redcell.



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



                             PART II


Item 5.    Market for Common Equity and Related Stockholder
           Matters

Ther Company is not aware of any quotations for its common stock, now or at any time within the past two years. As of January 31, 2002, there were approximately 315 holders of record of the issued and outstanding shares of Issuer's common stock. The Company currently has no established public trading market for its common stock.

On February 15, 2002, the Company elected to perform a 10 for 1 forward split of the outstanding shares of common stock of CyberProperty.com. Subsequent to this forward split, Infobooth elected to issue as a dividend to its shareholders the outstanding shares of CyberProperty.com on a pro-rata basis in accradance with their current shareholding in Infobooth. As a result of this dividend, the shareholders of Infobooth are now the shareholders of CyberProperty.com which is no longer a subsidiary of Infobooth. As a further result of the foregoing, Infobooth is no longer obligated to report on the operations or business activity of CyberProperty.com.

In the event a transaction is consummated with Redcell, shares of common stock shall be issued by Infobooth which shall substantially dilute the current shareholders of Infobooth.



Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The Company is a development stage company with no assets and no recent operating history. During the past year, the Company has sought business opportunities and to attract entities for the purpose of acquiring them or forming an alliance.

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

Item 7.  Financial Statements


REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Infobooth, Inc.

We have audited the accompanying balance sheet of Infobooth, Inc., (a development stage company) as of January 31, 2002 and the related statements of loss, cash flows and stockholders' equity (deficiency), for the year then ended January 31, 2002, and for the period from February 25, 1998 (inception) to January 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infobooth Inc. as of January 31, 2002, and the results of its operations and its cash flows for the year ended January 31, 2002 and for the period from February 25, 1998 (inception) to January 31, 2002 in conformity with generally accepted accounting principles.

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

Graf & Repetti
New York, New York
April 17, 2002

                              INFOBOOTH INC.
                      (A Development Stage Company)
                              BALANCE SHEET

                                            As of January 31,
                                      2002       2001          2000
                                 ------------------------------------
ASSETS
Current Assets
  Cash                             $      0     $     0      $     0
  Other Current Assets                    0           0            0
                                 ------------------------------------
  Total Current Assets             $      0     $     0      $     0

  Other Assets                            0           0            0
                                 ------------------------------------
  Total Assets                     $      0     $     0      $     0

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
 Accounts Payable                  $      0     $     0      $     0
 Accrued Expenses                     2,107       1,300        3,550
                                 ------------------------------------
 Total Current Liabilities         $  2,107     $ 1,300      $ 3,550

 Other Liabilities                        0           0            0
                                 ------------------------------------
 Total Liabilities                 $  2,107     $ 1,330      $ 3,550

 Stockholders' Equity
  Common Stock, $.001 par value,
  Authorized 25,000,000 Shares;
  Issued and Outstanding 2,837,500
  Shares as of January 31, 2002;      2,838      2,788         1,000

 Additional Paid in Capital         127,287     94,987        49,050
 Deficit Accumulated During
  the Development Stage            (132,182)  ( 99,075)      (53,600)
                                 ------------------------------------

 Total Stockholders' Equity        ( 2,057)    ( 1,300)      ( 3,550)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)     $    50    $      0       $     0

The accompanying notes are an integral part of these financial statements

                         INFOBOOTH INC.
                  (A Development Stage Company)
                   CONDENSED STATEMENT OF LOSS
      FROM FEBRUARY 25, 1998 (INCEPTION) TO JANUARY 31, 2002


                               For the Year            From
                                  Ended            Inception to
                              Jan. 31, 2002        Jan 31, 2001
                              -------------        -------------
TOTAL REVENUES:                $      0             $      0
                                ----------           ----------
OPERATING EXPENSES:
Accounting                        3,550               13,150
Legal                            17,500               59,500
Rent - Note 2                         -               12,300
Filing Fee                       12,000               45,000
Other Start Up Costs                  -                2,000
                                ----------           ----------
Total Operating Expenses         33,107              132,182
                                ----------           ----------
Net Loss                       $(33,107)           $(132,182)
                                ----------           ----------
Deficit Beginning of Period     (99,075)                  -

Deficit End of Period          (132,182)            (132,182)
                                ----------           ----------
NET LOSS PER SHARE             $  (0.01)              $(0.05)
                                ----------           ----------
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING           2,811,336            2,482,181
                                ----------           ----------

The accompanying notes are an integral part of these financial statements.

                        INFOBOOTH, INC.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS
      FROM FEBRUARY 25, 1998 (INCEPTION) TO JANUARY 31, 2002

                               For the Year            From
                                  Ended            Inception to
                              Jan. 31, 2002        Jan. 31, 2002
                              -------------        -------------
CASH FLOWS FROM
OPERATING ACTIVITIES
Net Loss                      $(33,107)             $(132,182)
                               --------               --------

Adjustments to Reconcile Net
Loss to Net Cash Used in
Operating Activities:
Changes in Assets and Liabilities:
 Increase in Due from Attorney
     Escrow Account             32,300                120,075
 Increase in Accounts Payable
     and Accrued Expenses          807                  2,107
                               --------               --------

Total Adjustments               33,107                122,182
                               --------               --------

Net Cash Used in
Operating Activities                 -                (10,000)
                               --------               --------
CASH FLOWS FROM
FINANCING ACTIVITIES:
Proceeds from Insurance of
  Common Stock                      50                 10,050

CASH FLOWS FROM
INVESTING ACTIVITIES:
Investment in
  Cyberproperty.com, Inc.          (50)                   (50)
                               --------               --------
Net Change in Cash                   0                      0

Cash at Beginning of Period          0                      0

Cash at End of Period          $     0                $     0
                               --------               --------

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
  Cash Paid During the Period
  for Interest Expense         $     0                $     0
                               --------               --------
  Corporate Taxes              $     0                $     0
                               --------               --------

The accompanying notes are an integral part of these financial statements.

                            INFOBOOTH INC.
                     (A Development Stage Company)
               STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
      FROM FEBRUARY 25, 1998 (INCEPTION) TO JANUARY 31, 2002


                                                          Total
                   COMMON STOCK ISSUED     Additional  Accumulated Shareholders'
                   SHARES    PAR VALUE    Paid in Cap    Deficit      Equity
                  --------------------------------------------------------------
For the period
Feb. 25, 1998
(inception to
Jan 31, 1999:
Issue 1,000,000
shares May 18, 1998       1,000,000   $ 1,000    $ 9,000  $      0   $  10,000
Capital Contribution
 for period                       -         -      9,000         -       9,000
Net loss for period               -         -          -   (19,050)    (19,050)
                        -------------------------------------------------------
Balance
Jan. 31, 1999             1,000,000   $ 1,000    $18,000  $(19,050)    $   (50)

For the year ended
January 31, 2000:
 Capital contribution
 for the year                     -         -     31,050         -      31,050
 Net loss for the year            -         -          -   (34,550)    (34,550)
                        -------------------------------------------------------
Balance
Jan. 31, 2000             1,000,000     1,000     49,050   (53,600)     (3,550)

For the year ended
January 31, 2001:
 Issue 65,000 shares
 February 1, 2000            65,000        65      9,935         -      10,000
 Issue 10,000 shares
 August 1, 2000              10,000        10        290         -         300
 2.5 for 1 stock split
 August 1, 2000           1,612,500     1,613     (1,613)        -           -
 Issue 100,000 shares
 January 15, 2001           100,000       100      1,900         -       2,000
 Capital Contribution for
 the year                         -         -     35,425         -      35,425
 Net loss for the year            -         -          -   (45,475)    (45,475)
                        -------------------------------------------------------
Balance
Jan. 31, 2001             2,787,500     2,788     94,987   (99,075)    ( 1,300)

For the year ended
January 31, 2002:
 Issue 50,000 shares
 August 10, 2001             50,000        50          -         -          50
 Capital contribution for
 the year                         -         -     32,300         -      32,300
 Net loss for the year            -         -          -   (33,107)    (33,107)
                        -------------------------------------------------------
Balance
Jan. 31, 2002             2,837,500     2,838    127,287  (132,182)     (2,057)
                        =======================================================

The accompanying notes are an integral part of these financial statements.

                          INFOBOOTH INC.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                         JANUARY 31, 2002

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A. DESCRIPTION OF COMPANY: INFOBOOTH, INC., (the "Company") was organized in February 25, 1998 under the laws of the State of Delaware, having the stated purpose of engaging in any lawful act or activity for which corporations may be organized.

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

As a result, the Company had from time of inception to January
31, 2002 no revenue and a net loss from operations of $(132,182).
As of January 31, 2002, the Company had a net capital deficiency of $(2,057).

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

NOTE 5 - EARNINGS PER SHARE

                             From Inception       For the Year
                                  To                 Ended
                           January 31, 2002     January 31, 2002
                          -------------------   ----------------
      Net Loss per share       $(0.01)              $(0.05)

NOTE 6 - NON-CASH FINANCIAL TRANSACTIONS

Non-cash financing transactions consisting of the cost of legal services, rent and the related additional paid in capital contributed by shareholders have been included in expenses and additional paid in capital, respectively, in the accompanying financial statement at a value of $13,000.


NOTE 7 - PURCHASE OF CYBERPROPERTY.COM, INC.

The Corporation entered into an agreement to purchase all of the outstanding shares of Cyberproperty.com, Inc., a Delaware company with no assets or liabilities.

On August 10, 2001, Infobooth issued 50,000 shares of its stock in exchange for all 100,000 outstanding shares of Cyberproperty.com's common stock.


NOTE 8 - SUBSEQUENT EVENTS

On February 15, 2002, the Company elected to perform a 10 for 1 forward split of the outstanding shares of common stock of CyberProperty.com. After this split, Infobooth issued as a dividend to its shareholders the outstanding shares of CyberProperty.com on a pro-rata basis in accordance with their current shareholding in Infobooth. As a result of this dividend, the shareholders of Infobooth are now the shareholders of CyberProperty.com which is no longer a subsidiary of Infobooth. As a further result of the foregoing, Infobooth is no longer obligated to report on the operations or business activity of CyberProperty.com.

Infobooth on March 15, 2002 entered into a letter of intent and preliminary agreement to acquire all of the outstanding shares of common stock of Redcell, Inc., a company incorporated under the laws of the province of Alberta, with its principal place of business located in British Columbia, Canada. Redcell is a battery distributor and marketer which operates throught North America and seeks to provide a full category of battery products to retailers throughout the United States for the following battery categories: Alkaline, Cordless Telephone, Watch & Calculator, Lithium and Photo.

There has been no firm agreement between Infobooth and Redcell. Any agreement to consummate any transaction between Infobooth and Redcell shall be subject to the approval of the shareholders of both entities. Under the preliminary agreement, Infobooth shall issue 12,000,000 shares of common stock to the shareholders of Redcell in consideration of the proposed acquisition. In the event such a transaction is consummated, control of Infobooth shall pass to the shareholders of Redcell. There are no guarantees or assurances that any transaction shall be consummated. Additionally, there are numerous conditions which both parties must satisfy for any transaction to be consummated. During the course of negotiations, additional terms may be added into any final agreement between Infobooth and Redcell.



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


                            PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS

                           Position(s) Held and
Name                 Age    Duration of Service   Family Relation
----------------     ---    -------------------   ---------------

Shane H. Sutton       53    President and Director    Brother of
                                                     David Sutton
David Sutton          59    Secretary-Treasurer       Brother of
                            and Director             Shane Sutton
Peter Moulinos        33    Director and Officer          None

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

The current officers of the Company do not promote any other entity.

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

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or tate authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

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


Item 10.   EXECUTIVE COMPENSATION

SUMMARY

The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any salaries or other compensation to its officers, directors or employees for the year ended January 30, 2002, nor at any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will forego any compensation until such time as an accusation or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation from the Company.

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

CASH COMPENSATION
There was no cash compensation paid to any director or executive officer of the Company during the two fiscal years ended January
30, 2002.

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

Name and Address of      Amount and Nature of            Percent
Beneficial Owner         Beneficial Ownership            of Class
----------------         --------------------            --------

The Law Office of              829,168                    29.22%
Shane Henty Sutton, P.C.
New York, New York

Karela Giselle Pty Ltd.        829,168                    29.22%
Sydney, Australia

Peter Moulinos                 829,168                    29.22%
New York, New York

The Company has been advised that the persons listed above have sole voting, investment, and dispositive power over the shares indicated above. Percent of Class (third column above) is based on 2,837,500 shares of common stock outstanding on January 31, 2002.

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



Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           TRANSACTIONS WITH MANAGEMENT AND OTHERS.

To the best of Management's knowledge, during the fiscal year ended January 31, 2002, there were no material transactions, or series of similar transactions, since the beginning the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

CERTAIN BUSINESS RELATIONSHIPS:

During the fiscal year ended January 2002, there were no material transactions between the Company and its management.

INDEBTEDNESS OF MANAGEMENT:
To the best of Management's knowledge, during the fiscal year ended January 2002 there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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


Infobooth, Inc.
-----------------------
(Registrant)
Date: April 18, 2002

By: /s/ Shane H. Sutton
    -------------------
    President