Form 10QSB
period 2002-04-30
REDCELL POWER CORP
filed 2002-06-14
CIK 1079548

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                          FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

       For the quarterly period ended April 30, 2002
-----------------------------------------------------------------

                   REDCELL POWER CORPORATION
                     f/k/a Infobooth, Inc.
      ----------------------------------------------------
     (Exact name of registrant as specified in its charter)


        DELAWARE                           13-4044390
        --------                           ----------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)        Identification No.)

1250-999 West Hastings
Vancouver, British Columbia                 V6C 2W2
--------------------------------          -----------
Address of principal Executive Offices      Zip Code

Registrant's Telephone Number    (604) 605-8852

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes __X____      No_______

As of June 5, 2002, the following shares of the Registrant's common stock were issued and outstanding:

Voting common stock        8,025,502


Traditional Small Business Disclosure (check one): Yes  X  No

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

To the Board of Directors of Infobooth Inc.
Wilmington, Delaware

We have reviewed the accompanying balance sheet of Infobooth Inc., (a development stage company) as of April 30, 2002 and the related statements of operations and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Infobooth Inc.

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


Graf Repetti & Co., LLP
Dated: New York, New York
       June 13, 2002

                         INFOBOOTH INC.
                (A Development Stage Company)
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                  April 30, 2002   Jan. 31, 2002
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                 $    -          $    -

                                   _________         ________
TOTAL ASSETS                         $    -          $    -

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                         $0              $0
Accrued Expenses                      2,870           2,107
                                   _________         ________
Total Liabilities                     2,870           2,107

Stockholders' Deficit
 Common Stock, $.001 par value,
 Authorized 25,000,000 Shares;
 Issued and Outstanding
 2,837,500 Shares                     2,838           2,838

Additional Paid in Capital          132,787         127,287
Deficit Accumulated During the
Development Stage                  (138,495)       (132,182)
                                   _________        ________

Total Stockholders' Deficit         ( 2,870)        ( 2,057)

TOTAL LIABILITIES AND
 STOCKHOLDERS' DEFICIT               $    0         $     0

The accompanying notes and accountant's report are an integral part of these financial statements.

                           INFOBOOTH, INC.
                  (A Development Stage Company)
        CONDENSED STATEMENT OF LOSS AND ACCUMULATED DEFICIT

                    For the 3 Mos Ended    For the 3 Mos Ended
                         October 31               April 30
                     2001         2000       2002         2001
                    -------------------------------------------
TOTAL REVENUES:     $     0     $     0      $     0    $     0

OPERATING EXPENSES:
 Accounting             750         750          750        750
 Legal(Note 4)        2,500       2,500        2,500      2,500
 Consulting Expense       0         300            0          0
 Rent (Note 2)        3,000       3,000        3,000      3,000
 Filing Fee              13          13           13         13

                    ________    ________     ________   ________
TOTAL OPERATING
 EXPENSES             6,263       6,563        6,263      6,263

NET LOSS            ( 6,263)     (6,563)     ( 6,263)   ( 6,263)

Deficit Beginning of
 Period            (111,600)   ( 76,175)    (132,182)   (99,078)
                    ________    ________     ________   _________
Dividends Paid - Note                           ( 50)
Deficit End of
 Period            (117,863)   ( 82,738)    (138,495)  (105,338)

NET LOSS PER SHARE     (.02)       (.02)        (.00)      (.02)

Weighted Average
  Number of Shares
  Outstanding     2,787,500   2,687,500     2,837,500 2,787,500


The accompanying notes and accountant's report are an integral part of these financial statements.

                         INFOBOOTH, INC.
                (A Developmental Stage Company)
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                  to
                           April 30, 2002      April 30, 2001
                        ________________________________________
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                       $ ( 6,263)         $( 6,263)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities:
 Decrease in Accrued Expenses        763
 Increase in Accrued Expenses                          763

 Additional Paid in Capital by
   Contributed Shareholders for:
   Legal Services                  2,500             2,500
   Rent                            3,000             3,000

Total Adjustments                  6,263             6,263

Net Cash Used in
Operating Activities                   0                 0

Net Change in Cash                     0                 0

Cash at Beginning of Period            0                 0

Cash at End of Period                  0                 0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0                 0
Corporate Taxes                        0                 0

The accompanying notes and accountant's report are an integral part of these financial statements.

                          INFOBOOTH, INC.
                  (A Developmental Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                          April 30, 2002

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

As a result, the Company had from time of inception to April 30, 2002 no revenue and a net loss from operations of $(138,495).
As of April 30, 2002, the Company had a net capital deficiency of $(2,870).

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

NOTE 5 - NET LOSS PER SHARE

                          For the three months
                                Ended
                            April 30, 2002
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


NOTE 7 - DIVIDENDS PAID

The Corporation entered into an agreement to purchase all of the outstanding shares of CyberProperty.com, Inc., a Delaware company with no assets or liabilities.

On August 10, 2001, Infobooth Inc., issued 50,000 shares of its stock in exchange for all 100,000 outstanding shares of CyberProperty.com's common stock. The investment in CyberProperty.com was valued at $50, the par value of the shares of Infobooth used to acquire the CyberProperty stock.

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

The dividends paid to the Infobooth shareholders were valued at $50, the book value of the CyberProperty stock.


NOTE 8 - BUSINESS COMBINATION STATEMENT

Infobooth on March 15, 2002 entered into a letter of intent and preliminary agreement to acquire all of the outstanding shares of common stock of Redcell Canada Inc., a company incorporated under the laws of the province of Alberta, with its principal place of business located in British Columbia, Canada. Redcell is a battery distributor and marketer which operates throughout North America and seeks to provide a full category of battery products to retailers throughout the United States for the following battery categories: Alkaline, Cordless Telephone, Watch & Calculator, Lithium and Photo. See Note 9.


NOTE 9 - SUBSEQUENT EVENTS

On May 7, 2002, Infobooth entered into an Acquisition Agreement with Redcell whereby Infobooth acquired all of the outstanding shares of stock of Redcell's then currently issued and outstanding common stock in a tax free stock for stock acquisition. The aggregate purchase price paid by Infobooth for the Redcell common shares was 8,000,000 newly issued shares of post-reverse split shares of voting common stock of the corporation, $0.001 par value. These shares were issuable to the sellers of the Redcell shares subsequent to a 1 for 10 reverse split by Infobooth of its voting common stock. Additionally, pursuant to the terms of the Acquisition Agreement the sum of 257,501 shares of common stock of Infobooth, held by the previous majority shareholders of the corporation, were canceled. The transaction closed on May 23, 2002.

As a result of this transaction, there was a change in control of Infobooth to the shareholders of Redcell. The shareholders of Redcell now hold approximately 99% of the oustanding shares of common stock of the Corporation. The name of the company was also changed to "RedCell Power Corporation" and the corporation's certificate of incorporation was amended accordingly.

Control of the corporation has now passed to the shareholders of Redcell. The corporation shall now adopt the business plan of Redcell and proceed with the business operations of Redcell.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

RESULTS OF OPERATIONS

As of the quarter ended April 30, 2002, Infobooth had no recent operating history, no significant assets and no significant liabilities.

On February 15, 2002, Infobooth elected to perform a 10 for 1 forward split of the outstanding shares of common stock of CyberProperty.com. Subsequent to this forward split, Infobooth elected to issue as a dividend to its shareholders the outstanding shares of CyberProperty.com on a pro-rata basis in accordance with their current shareholding in Infobooth. As a result of this dividend, the shareholders of Infobooth as of February 15, 2002 became the shareholders of CyberProperty.com which is no longer a subsidiary of Infobooth. As a further result of the foregoing, Infobooth is no longer obligated to report on the operations or business activity of CyberProperty.com.

Infobooth on March 15, 2002 entered into a letter of intent and preliminary agreement to acquire all of the outstanding shares of common stock of Redcell Canada Inc., (hereinafter "Redcell") a company incorporated under the laws of the province of Alberta, with its principal place of business located in British Columbia, Canada. Redcell is a battery distributor and marketer which operates throughout North America and seeks to provide a fully category of battery products to retailers throughout the United States for the following battery categories: Alkaline, Cordless Telephone, Watch & Calculator, Lithium and Photo.

Subsequently on May 7, 2002, Infobooth entered into an Acquisition Agreement with Redcell whereby Infobooth acquired all of the outstanding shares of stock of Redcell's then currently issued and outstanding common stock in a tax free stock-for-stock acquisition. The aggregate purchase price paid by Infobooth for the Redcell common shares was 8,000,000 newly issued shares of post-reverse split shares of voting common stock of the Company, $0.001 par value. These shares were issuable to the the sellers of the Redcell shares subsequent to a 1 for 10 reverse split by Infobooth of its voting common stock. Additionally, pursuant to the terms of the Acquisition Agreement the sum of 257,501 shares of common stock of Infobooth, held by the previous majority shareholders of the company, were canceled. The transaction closed on May 23, 2002 and a Form 8-K was filed on May 29, 2002 disclosing the terms of the transaction.


As a result of this transaction, there was a change in control of Infobooth to the shareholders of Redcell. The shareholders of Redcell now hold approximately 99% of the outstanding shares of common stock of the company. The name of the company was also changed to "RedCell Power Corporation (hereinafter "RedCell Power") and the company's certificate of incorporation was amended accordingly. Furthermore, Messrs. Shane Henty Sutton, David Sutton and Peter Moulinos have resigned as directors of the Company and Messrs. Cameron King and Johannes Retief have been appointed as directors. The resigning directors have no disagreement with the registrant and have resigned as a normal course of change of control in the company.

Control of the company has now passed to the shareholders of Redcell. The company shall now adopt the business plan of Redcell and proceed with the business operations of Redcell.

RedCell Power seeks to market and distribute quality portable power batteries, such as alkaline, photo lithium, watch, calculator, hearing aid and cordless telephone batteries, through strategic partnerships secured by RedCell Power with premier associations and well known entities. Redcell Power will seek to have its batteries produced by quality manufacturer who shall in turn allow Redcell Power to distribute these power products bearing the Redcell Power name and logo. Without the overhead associated with the manufacture of power products, RedCell Power believes it will be able to offer packages, which contain more product than competitors, at the same price point.

RedCell Power owns or has rights to various trademarks, copyrights and trade names used in its business, including the following: RedCell, RedCell Batteries, RedCell.com, "Power of
Performance".

Redcell Power currently has strategic marketing partnerships with NASCAR, the Dallas Cowboys, and Mattel products, which are all well known US household associations and entities, and which Redcell Power believes shall allow for a cross-branding of products and allow Redcell Power the opportunity to obtain brand name recognition and demand for its products through these partnerships. RedCell Power shall also seek to develop further strategic partnership to market and distribute its power batteries. The goal shall be to market these products to the public, bearing both the RedCell Power brand name and the strategic partner's name, to consumers who are loyal to the strategic partner and who shall benefit from the use of RedCell Power's quality portable power batteries.

RedCell Power shall outsource its warehousing and distribution of its products to Warehousing Services Incorporated ("WSI"), which shall provide all shipping, storing and receiving services. WSI shall provide a sophisticated Product Control System, which will interface directly with RedCell Power accounting and inventory systems.

RedCell Power maintains a United States office, located at 3875
Industrial Avenue, Hemet, California 92545, and a Canadian office
1250-999 West Hastings Street, Vancouver, British Columbia V6C
2W2.

President and Chief Executive Officer of RedCell Power is Mr. Cameron King. He has previously held senior positions at the Bank of Nova Scotia before joining Durex Camline Wear Technology as President. Here he obtained significant sales and marketing experience.

Chief Operating Officer is Dr. Jannie Retief. He is a former director for Langeberg Foods International, a prominent UK based exporter to over fifty countries worldwide. He has held the Chief Executive Officer position at a UK wine wholesaler and the Marketing and Sales Director role at KWV, one of the largest wine and spirit producers in the world.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

There are currently no pending legal proceedings against the company.

Item 2.   Changes in Securities

On February 15, 2002, Infobooth elected to perform a 10 for 1 forward split of the outstanding shares of common stock of CyberProperty.com. Subsequent to this forward split, Infobooth elected to issue as a dividend to its shareholders the outstanding shares of CyberProperty.com on a pro-rata basis in accordance with their current shareholding in Infobooth. As a result of this dividend, the shareholders of Infobooth as of February 15, 2002 became the shareholders of CyberProperty.com which is no longer a subsidiary of Infobooth. As a further result of the foregoing, Infobooth is no longer obligated to report on the operations or business activity of CyberProperty.com.

On May 23, 2002, Infobooth issued 8,000,000 newly issued shares of post-reverse split shares of voting common stock of the Company, $0.001 par value. These shares were issuable to the the sellers of the Redcell shares subsequent to a 1 for 10 reverse split by Infobooth of its voting common stock. The issuance of these shares, and the 1 for 10 reverse split of Infobooth's outstanding voting common stock were in accordance with the terms of the Acquisition Agreement whereby Infobooth acquired Redcell Canada, Inc.

On May 23, 2002, the sum of 257,501 shares of common stock of Infobooth, held by the previous majority shareholders of the company, were canceled with their consent as part of the terms of the Acquisition Agreement whereby Infobooth acquired Redcell Canada, Inc.


Item 3.   Defaults upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment.


Item 4.   Submission of Matters to a Vote of Security Holders

On May 21, 2002, the company submitted to a vote of its security holders the approval and ratification of the terms of the Acquisition Agreement whereby Infobooth acquired Redcell Canada, Inc. The majority of the shareholders of Infobooth approved the terms of that Acquisition Agreement and the proposed transaction. As a result of such approval, the shareholders consented to effectuating an amendment to the Certificate of Incorporation of the company thereby changing of the name of Infobooth to RedCell Power Corporation. The shareholders also consented to a 1 for 10 reverse split of the outstanding shares of common stock of Infobooth.


Item 5.   Other information

There is no other information to report which is material to the company's financial condition not previously reported.


Item 6.   Exhibits and Reports on Form 8-K

The company on May 29, 2002 filed a Form 8-K disclosing the change in control of the registrant, the acquisition of assets, and other events and Regulation FD disclosure. An amendment to that Form 8-K was filed on June 5, 2002 which attached a copy of the Acquisition Agreement executed by the parties.

Both such filings are incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



REDCELL POWER CORPORATION
(Registrant)
Date: June 14, 2002
----------------------
/s/ Cameron King
Chairman and President