Form 10QSB
period 2002-06-30
REDCELL POWER CORP
filed 2002-08-15
CIK 1079548

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                          FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

          For the quarterly period ended June 30, 2002
-----------------------------------------------------------------

                   REDCELL POWER CORPORATION
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

                      Yes __X____      No_______

As of July 31, 2002, the following shares of the Registrant's common stock were issued and outstanding:

              8,345,502 Voting common stock


Traditional Small Business Disclosure (check one): Yes  X  No

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements



August 13, 2002


Mr. Cameron King
RedCell Power Corporation
(formerly Infobooth, Inc.)
1250   999 West Hastings Street
Vancouver BC V6C 2W2


Dear Sirs:

Re:    Interim Quarterly financial statements for RedCell Power
Corporation (formerly Infobooth, Inc.)

We have performed a limited review of the interim financial statements of the Company for the quarter ended June 30, 2002.
Our limited review was solely to conform to the US Securities
Exchange Commission Item 310(b) of Regulation S-B and should not be used or referred to for any other purpose.

We have not issued a report for the limited review. If, in any filing with the SEC, the company states that the interim financial statements have been reviewed by an independent public accountant, a report must be filed with the interim financial statements.


Yours truly,
MacKay LLP


"Sean Gilbert"

Sean Gilbert, CA
Partner

To the Board of Directors of RedCell Power Corporation, Inc.

I have compiled the consolidated balance sheet of RedCell Power Corporation as at June 30, 2002, the consolidated statement of loss and deficit and the consolidated statement of cash flows for the six months ended from information provided by the Company's management. I have not audited, reviewed, or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned that these statements may not be appropriate for their purposes.



Tracey St. Denis
Certified General Accountant
/s/ Tracey St. Denis

Vancouver, British Columbia
August 12, 2002

                  REDCELL POWER CORPORATION
    (formerly Infobooth, Inc.)(A Development Stage Company)
              CONDENSED CONSOLIDATED BALANCE SHEETS
 AS AT JUNE 30, 2002 WITH AUDITED FIGURES AT DECEMBER 31, 2001

              (Unaudited - See Notice to Reader)

                    (Stated in US Dollars)

                                      As Of            As Of
                                   June 30, 2002   Dec. 31, 2001
                                    (Unaudited)      (Audited)
                                 --------------------------------
                            ASSETS
CURRENT
 Cash                                 $   29,932     $  197,524
 Accounts receivable                      56,459         49,026
 Advances receivable (Note 3)                  -          9,000
 Inventory (Notes 2(d) and 4)          3,084,783      3,059,783
 Prepaid expenses                         23,701          2,200
                                     ---------------------------
                                       3,194,875      3,317,533

CAPITAL ASSETS (Notes 2(e) and 5)        252,594        251,444

TRADEMARK (Note 6)                             -              -

GOODWILL (Notes 2(f) and 3)               19,693              -
                                     ---------------------------
                                      $3,467,162     $3,568,977
                                     ===========================

                          LIABILITIES

CURRENT
 Accounts payable and accrued
   liabilities                        $1,499,786     $1,394,934
 Convertible notes payable (Note 7)      145,750              -
 Due to related parties
   (Notes 6, 8 and 9)                  3,072,024     15,460,118
                                     ---------------------------
                                       4,717,560     16,855,052
                                     ===========================

                      STOCKHOLDERS' EQUITY

Common stock, $0.001 par value
25,000,000 shares authorized
8,345,502 shares outstanding              8,688             688

Additional paid in capital           13,026,988               -

Deficit                             (14,286,074)    (13,286,763)
                                    ----------------------------
                                    ( 1,250,398)    (13,286,075)
                                    ----------------------------
                                    $ 3,467,162     $ 3,568,977
                                    ============================

The accompanying notes are an integral part of these financial statements

                  REDCELL POWER CORPORATION
    (formerly Infobooth, Inc.)(A Development Stage Company)
     CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT
         FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2002
          WITH AUDITED FIGURES AT DECEMBER 31, 2001

              (Unaudited - See Notice to Reader)

                    (Stated in US Dollars)

                                      As Of            As Of
                                   June 30, 2002   Dec. 31, 2001
                                    (Unaudited)      (Audited)
                                 --------------------------------
SALES                               $        -      $ 2,704,362

COST OF GOODS SOLD                           -        2,793,225
                                   -----------------------------
GROSS MARGIN                                 -          (88,863)
                                   -----------------------------

EXPENSES
 Advertising                           389,096        1,159,531
 Professional fees                     344,810          566,830
 Warehousing fees                      104,847          268,910
 Salaries, wages and benefits           68,803          407,157
 Travel and promotion                   33,860          197,897
 Amortization                           26,931           47,753
 Office and sundry                      19,630           83,660
 Telephone                               4,993           30,623
 Insurance                               3,913           29,326
 Bank charges and interest               2,428        1,128,968
 Management fees                             -          205,434
 Trade shows                                 -           47,585
                                   -----------------------------
                                       999,311        4,173,674
                                   -----------------------------
NET LOSS FOR THE PERIOD               (999,311)      (4,262,537)

DEFICIT, BEGINNING OF PERIOD       (13,286,763)      (9,024,226)
                                   -----------------------------
DEFICIT, END OF PERIOD            $(14,286,074)    $(13,286,763)
                                   =============================

The accompanying notes are an integral part of these financial statements.

                  REDCELL POWER CORPORATION
    (formerly Infobooth, Inc.)(A Development Stage Company)
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2002
          WITH AUDITED FIGURES AT DECEMBER 31, 2001

              (Unaudited - See Notice to Reader)

                    (Stated in US Dollars)

                                      As Of            As Of
                                   June 30, 2002   Dec. 31, 2001
                                    (Unaudited)      (Audited)
                                 --------------------------------
OPERATING ACTIVITIES
Net Loss for the period              $( 999,311)    $(4,262,537)
 Items not involving cash
  Amortization                           26,931          47,753
                                   -----------------------------

Net change in working capital items
 Accounts receivable                    ( 7,433)        423,560
 Advances receivable                      9,000         216,590
 Inventory                              (25,000)       (174,825)
 Refundable deposits                          -         300,000
 Prepaid expenses                       (21,501)         27,746
 Accounts payable and
   accrued liabilities                  104,851         365,885
                                   -----------------------------
Cash used by operating activities      (912,463)     (3,055,828)
                                   -----------------------------

FINANCING ACTIVITIES
 Convertible notes payable              145,750               -
 Advances from related companies        627,201       3,326,231
                                   -----------------------------
Cash provided by financing
   activities                           772,951       3,326,231
                                   -----------------------------

INVESTING ACTIVITIES
 Purchase of capital assets             (28,080)       (130,266)
                                   -----------------------------
Cash used by investing activities       (28,080)       (130,266)
                                   -----------------------------

NET INCREASE/(DECREASE) IN CASH        (167,592)        140,137

CASH, BEGINNING OF PERIOD               197,524          57,387
                                   -----------------------------
CASH, END OF PERIOD                  $   29,932       $ 197,524
                                   =============================

The accompanying notes are an integral part of these financial statements.

                   REDCELL POWER CORPORATION
    (formerly Infobooth, Inc.) (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE SIX MONTHS ENDED JUNE 30, 2002

               (Unaudited   See Notice to Reader)

                     (Stated in US Dollars)


1.   NATURE OF BUSINESS OPERATIONS

The Company is in the development stage and following the reverse take-over described in Note 4, operates as a wholesale supplier of a private brand label of battery products to retailers. The Company operates its warehouse facility based in Indiana, U.S.A. and sells to U.S. based retailers.

The Company was incorporated in the State of Delaware in February of 1998. On May 23, 2002 the Company changed its name to RedCell
Power Corporation.

Prior to the reverse take-over described in Note 3, the Company's principal business purpose was to locate and consummate a merger or acquisition with a private entity.

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern. Accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. The Company's ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.


2. SIGNIFICANT ACCOUNTING POLICIES

  (a) Development Stage Company

      The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No.
      7.  As of June 30, 2002, the Company is devoting all of its
      present efforts to developing its battery business.   All
      losses accumulated from this date will be considered part of the Company's development stage activities.

  (b) Consolidation

      These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary
      RedCell Canada Inc.

  (c) Estimates

      The preparation of financial requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (d) Inventory

      Net realizable value is based on the Company's ability to continue as a going concern (see Note 1) and assumes the Company will be able to sell its inventory in the normal course of operations. If this assumption becomes invalid, the net realizable value may be materially different than currently recorded.

  (e) Capital Assets

      Capital assets are recorded at historical cost. In the year of acquisition, one-half of normal rates of amortization are used. The declining-balance method is used for the assets at the following annual rates:

                 Office equipment         20%
                 Computer hardware        30%
                 Warehouse equipment      20%

  (f) Goodwill

      Goodwill is amortized on a straight-line basis over a period of five years.

      Goodwill and any other long-lived assets to be held and used by the Company are continually reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. In the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss will be recognized.

  (g) Revenue Recognition

      Revenue realized from the sale of batteries is recognized at the time an order has been placed and delivered, fees have been determined, and collection is considered probable.

  (h) Foreign Currency Translation

      The Company's functional currency is the US dollar.
      Transactions in foreign currency are translated into US dollars as follows:

       (i) monetary items at the rate prevailing at the balance sheet date;
       (ii)  non-monetary items at the historical exchange rate;
       (iii) revenue and expense items at the average rate in effect during the applicable accounting period.

  (i) Stock-Based Compensation

      SFAS 123 "Accounting for stock based compensation" defines a fair value based method of accounting for employee stock options. Under this fair value method, compensation cost is measured at the date of grant based on the fair value of the award and is recognized over the vesting period. However, SFAS 123 allows an entity to continue to measure compensation costs related to stock option costs in accordance with Accounting Principle Board Statement No. 25 (APB 25). The Company has elected to measure compensation related to stock options in accordance with APB 25. Accordingly, since the fair value of the shares was less than the price of the stock options at the date of grant, there is no compensation to be recognized.


  (j) Loss Per Share

      Basic loss per share is calculated based on the weighted average number of shares outstanding during the period, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic loss per share and comprehensive loss per share have not been disclosed as they are not considered meaningful as the Company did not become widely-held until June 30, 2002.

  (k) Fair Value of Financial Statements

      The Company's financial instruments consist of cash, accounts receivable, and accounts payable and amounts due to related parties. It is management's opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values because of their short-term to maturity, unless otherwise noted.

  (l) Income Taxes

      Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense/(benefit) results from the net change during the year of deferred tax assets and liabilities.

  (m) Comprehensive Loss

      In June 1997, the FASB issued SFAS No. 130 "Reporting comprehensive income". SFAS 130 requires that total comprehensive income and comprehensive income per share be disclosed with equal prominence as net income and net income per share. Comprehensive income is defined as changes in shareholders' equity exclusive of transactions with owners such as capital contributions and dividends.


3.  ACQUISITION OF REDCELL CANADA INC. ("RCCI")

    Pursuant to an agreement dated May 23, 2002, the Company issued 8,000,000 shares in exchange for all of the issued and outstanding shares of RCCI, a private company. An amending settlement agreement was also signed between the new shareholders of the Company, whereby certain debts were released in exchange for transfers of common shares of the Company (Notes 6 and 9).

    These transactions resulted in the former shareholders of RCCI owning the majority of the issued and outstanding shares of the Company. Accounting principles applicable to reverse takeovers have been applied to record this acquisition using the purchase method of accounting.

    Under this basis of accounting, RCCI has been identified as the acquirer and, accordingly, the consolidated entity is considered to be the continuation of RCCI with the net liabilities of the Company deemed to have been assumed by RCCI. These liabilities have been capitalized as goodwill.

    The net liabilities assumed are summarized as follows:

     Cash                                   $        -
     Current liabilities                       (19,693)
     -------------------------------------------------
     Net liabilities assumed                $  (19,693)

    RCCI was incorporated in Alberta on June 15, 1998, and commenced operations on July 1, 1999.


4.  INVENTORY

                             June 30, 2002    December 31, 2001

Batteries                     $ 2,584,942       $  2,559,942
Packaging materials               499,841            499,841
                             ----------------------------------
                              $ 3,084,783       $  3,059,783


5. CAPITAL ASSETS

                                                       Dec. 31
                            June 30, 2002                2001
                   --------------------------------------------
                              Accumulated   Net book   Net book
                      Cost   amortization     value     value
                   --------------------------------------------
Office equipment    $142,609   $ 38,869    $ 103,740  $ 88,785
Computer hardware     17,420      5,575       11,845    10,565
Warehouse equipment  193,590     56,581      137,009   152,094
                   --------------------------------------------
                    $353,619   $101,025    $ 252,594  $251,444


6.  TRADEMARK

   The Company's legal subsidiary, RedCell Canada Inc., has the worldwide right, title and interest in the trademark, "RedCell". Costs associated with the trademark in prior years have been expensed as incurred.

   The trademark had been posted as security on a balance due to 771069 Alberta Ltd. ("771069") of $1,726,000, and was claimed in fiscal 2000 to perfect the security. Pursuant to a trademark priority agreement signed March 1, 2002 the Company was re-assigned the trademark by 771069, and RCCI was released from the debt. In exchange the shareholders of the Company transferred 797,000 restricted common shares to 771069. The release of debt has been recorded as additional paid in capital during the period. In the event that these 797,000 common shares of the Company do not realize gross proceeds in excess of $1,726,000, the trademark will revert back to 771069.


7. CONVERTIBLE NOTES PAYABLE

   During the period ended June 30, 2002, the Company was advanced funds by two private investors and these loans have been formalized in convertible note agreements. The terms of each loan are simple interest at 10%, payable semi-annually, with principal due 10 months from the date of advance. Each lender has committed to loan the Company up to a maximum of $450,000, amounts to be advanced within five days of request, and funds to be used solely for the business operations of the Company. The loans are convertible, in part or in whole, into restricted common shares of the Company at the option of the Company. The conversion rate to be determined by the lessor of a 30% discount of the average closing price of the Company's common stock for the five trading days preceding the conversion or $1.00 per share.

   Under the convertible notes the Company is restricted from issuing common stock for less than $1.00, without the written permission of the Lender. In the event that the Company breaches this provision all principal and interest becomes immediately payable.


8.   DUE TO RELATED COMPANIES

                             June 30, 2002    December 31, 2001
                             ----------------------------------

723958 Alberta Ltd.           $   41,000        $          -
King Capital Corporation          30,349                   -
771069 Alberta Ltd. (note 6)           -           1,726,000

Redmond Capital Corporation
   (note 9)                    3,000,675          13,734,118
                             ----------------------------------
                              $3,072,024        $ 15,460,118


   Amounts due to related parties due not bear interest, and have no stated terms of repayment. Management intends that these debts will be settled by the issuance of common shares of the Company from treasury, for a deemed price of $1.00 per share.


9. MUTUAL RELEASE OF DEBT

   Pursuant to a settlement amending agreement dated May 23, 2002 Redmond Capital Corp. ("Redmond") agreed to forgive debt of $11,300,988 owed to it by the Company's legal subsidiary RedCell Canada Inc. In exchange the shareholders of the Company transferred 4,510,667 common shares of the Company, of which 149,084 are currently free-trading, to Redmond which released RCCI from its obligation. This forgiveness has been recorded as additional paid in capital in the current fiscal period.


10.  COMMITMENTS

  (a) The Company currently leases office space in Vancouver, Canada. The lease is for a term of 25 months and commenced on April 1, 2002.

       Minimum lease payments including estimated taxes and operating costs for each of the next three years are as follows:

           Remainder of fiscal 2002             $  30,366
           Fiscal 2003                             60,732
           Fiscal 2004                             25,305

  (b) The Company has an Agreement dated October 1, 2000 with the National Association of Car Auto racing ("NASCAR"), whereby the Company is obligated to make payments totaling $375,000 ($375,000 paid to June 30, 2002) in calendar
       2002. Payments of an additional $400,000 are required with respect to the final year of the contract prior to January 1, 2003.

11.  CONTINGENCIES

   At June 30, 2002, the Company had several legal actions pending, the outcome of which is not determinable at this time. Management is of the opinion that the amount of settlements, if any, are not determinable and accordingly no provision has been made in these financial statements. In the event any loss is recognized, it would be recorded in the accounts in that period.

  (a) Separate actions by Scott Lagasse and Brett Bodine Racing for alleged breach of sponsorship agreements.

  (b) The Company has numerous creditors of long standing, any of which may commence an action.

  (c) The legal subsidiary, RedCell Canada Inc., has two judgments for CDN$160,000 and CDN$180,000 against it, which it assumed in an asset agreement dated June 1999, neither of which are currently recorded in the records of the Company.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

FORWARD-LOOKING STATEMENTS THIS DISCUSSION AND ANALYSIS EXPLAINS REDCELL POWER CORP.'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND IS INTENDED TO HELP SHAREHOLDERS AND OTHER READERS UNDERSTAND THE DYNAMICS OF THE COMPANY'S BUSINESS AND THE KEY FACTORS UNDERLYING ITS FINANCIAL RESULTS. CERTAIN STATEMENTS IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS ("MD&A") AND CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONSTITUTE FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING:
LIQUIDITY, THE COMPANY'S ABILITY TO RAISE CAPITAL, DISTRIBUTION, PRODUCT DEVELOPMENT AND COMPETITION.


BACKGROUND

     On May 23, 2002, the Company, formerly known as Infobooth,
Inc., acquired 100,000 shares of common stock, $1.00 par value, of Redcell Canada Inc., (hereinafter "Redcell") a company incorporated under the laws of the province of Alberta.

     The acquisition was consummated by the execution of an Acquisition Agreement dated May 7, 2002. The shares acquired by the Company represented one hundred (100%) percent of all of Redcell's then currently issued and outstanding common stock in a tax free stock-for-stock acquisition. The aggregate purchase price paid by the Company for the Redcell common shares was 8,000,000 newly issued shares of post-reverse split shares of voting common stock of the Company, $0.001 par value. These shares were issued to the sellers of the Redcell shares subsequent to a 1 for 10 reverse split by the Company of its voting common stock. Additionally, pursuant to the terms of the Acquisition Agreement the sum of 257,501 shares of common stock of the company, held by the previous majority shareholders of the company, were canceled.

     As a result of the foregoing transaction, there was a change in control of the company to the shareholders of Redcell. The shareholders of Redcell now hold approximately 99% of the outstanding shares of common stock of the company. As a result of this acquisition and change in control, the Company changed its name to "RedCell Power Corporation".


OVERVIEW OF REDCELL POWER CORPORATION

     Our name is now RedCell Power Corporation and we have adopted the business plan of Redcell Canada Inc. which remains our wholly owned subsidiary.

     We are a development stage company which seeks to market and distribute quality portable power batteries, such as alkaline, photo lithium, watch, calculator, hearing aid and cordless telephone batteries, through strategic partnerships which we have secured with premier associations and well known entities. We seek to have our batteries produced by a quality manufacturer who shall in turn allow us to distribute these power products bearing the Redcell name and logo. Without the overhead associated with the manufacture of power products, we believe that we are able to offer packages, which contain more product than competitors, at the same price point.

     We own or have rights to various trademarks, copyrights and trade names used in its business, including the following:
RedCell, RedCell Batteries, RedCell.com, "Power of Performance".

     We also currently have strategic marketing partnerships with NASCAR, the Dallas Cowboys, and Mattel products, which are all well known US household associations and entities, and which we believe shall allow for a cross-branding of products and allow us the opportunity to obtain brand name recognition and demand for its products through these partnerships. We are seeking to develop further strategic partnership to market and distribute our power batteries. Our goal is to market these products to the public, bearing both the RedCell brand name and the strategic partner's name, to consumers who are loyal to the strategic partner and who shall benefit from the use of our quality portable power batteries. Over the past few months, we have implemented a new look, a new culture, and a tag line, "the Power of Performance" which seeks to embody our energetic marketing approach with our strategic partners.

  Our batteries and power products are currently manufactured by Varta of Hamburg, Germany. Varta is regarded as one of the leading producers of automotive, portable and micro batteries worldwide. Our relationship with Varta has evolved over the past 12 months and today is our primary source of our alkaline product line. We also maintain a relationship with a secondary supplier, Golden Power of Hong Kong, China which maintains a manufacturing facility in Jiangmen, Guangdong Province, China. Both of our manufacturers achieve international ISO quality standards and exceed all US compliant safety and environmental regulations. Our manufacturers maintain an inventory position of blisters for battery wrapping at the time of shipping. Varta maintains a $250,000 inventory of packaging material. Our experience with both suppliers has been satisfactory and in the past each has met our delivery requirements of a four week turn around time commencing from the point of purchase to landing in the warehouse for final packaging, finishing and delivery.

     We currently outsource the warehousing and distribution of our products to Warehousing Incorporated ("WI"), which provides all shipping, storing and receiving services. WI also provides a sophisticated Product Control System, which interfaces directly with our accounting and inventory systems. Management believes that WI has demonstrated an ability to respond to this specialty niche markets with a state-of-the-art facility and the ability to oversee several promotional campaigns in concert as well as operating a complete packaging facility for several products. WI is also responsible for sourcing all raw materials and packaging products for each specific client and promotion. We estimate that by utilizing WI for the warehousing and distribution of our products that we shall achieve a 10% cost reduction and improve overall customer service, cost controls, and turn around time.

     We have undertaken to initiate and implement a definitive order fulfillment infrastructure which includes such features as inventory tracking, order placement, and fulfillment. We have reviewed our capabilities with Great Plains and outsourced an outside consultant to initiate updating and training. As of today, this system is operational and within weeks will have a full web-enabled fulfillment system that will track orders, inventory control, re-order of materials and link all modules into an up to the minute accounting system. The completed custom designed system will provide immediate job costing, quotation and profit expectations. We expect that the system will be fully operational before commencement of the fourth quarter.

     Our efforts and the challenges in realizing market demand and delivery time on product re-ordering have been evaluated. As a result, we have established three key distribution centers for our battery and other product lines. Evansville, Indiana will remain the core hub of our operation facility consisting of our packaging line and sorting responsibilities. In addition, Dallas, Texas, and Hemet, California will operate as finished product centers catering to fulfill next day re-stocking orders.

     We are in the process of negotiating a three-year promotional contract with the Dallas Cowboys National Football League team to be designated as "The Official Battery of the Dallas Cowboys" during the upcoming NFL season. With the Dallas Cowboys being the most visible and popular sporting franchise throughout the world, we believe this designation shall be an effective method to re-introduce our product line throughout southern United States market. We believe that our network of brokers in this geographic area shall strongly promote our store accounts along side the Dallas Cowboys promotions.

     Currently, we maintain a United States office, located at 3875 Industrial Avenue, Hemet, California 92545, and a Canadian office 1250-999 West Hastings Street, Vancouver, British Columbia
V6C 2W2.


RESULTS OF OPERATIONS
---------------------

Restructuring

     During the past two quarters, we have temporarily suspended our operations and have elected to restructure them to develop our infrastructure network, to attract new management and to implement a new business model. As a result, we have been unable to secure any restocking orders from our established retailers. During this restructuring, we have secured approximately $500,000 in financing which has been utilized to offset our overhead costs, salaries and to reduce immediate account payables.

     We have also attracted experienced personnel in key managerial roles. Each of the management staff is an expert in their respective areas. The present staff totals seven key management positions with a support staff of four. The company has chosen to enter into broker representations in key markets throughout the United States for the purpose of marketing our products and securing order. To date the company has entered in seven such contracts which encompasses our full merchandising team.

     Our restructuring is now complete and we have recently enacted a broker network which is providing and distributing promotional material to secure restocking orders for fourth quarter distribution into established key accounts. In the midst our restructuring, we researched and identified new product lines that are compatible to the portable power industry. In order engage in test marketing and product branding we will require financing in the of $5 million range. Our board of directors has yet to approve the method of financing which we shall utilize to raise these funds.


Liquidity and Capital Resources

     To date, we have incurred significant net losses, including net losses of $999,311 for the quarter ended June 30, 2002. We had an accumulated deficit of $14,286,074 at June 30, 2002 and, since that date, we have continued to incur significant losses. These factors raise substantial doubt about our ability to continue as a going concern. We anticipate that we may continue to incur significant operating losses for the foreseeable future. There can be no assurance as to whether or when we will generate material revenues or achieve profitable operations. Our independent certified public accountants have indicated in their report on our financial statements that our ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.

     We are seeking arrangements for long-term funding through additional capital raising activities, including one or more offerings of equity and/or debt through private placements and/or public offerings. We believe that we need to obtain approximately $1.0 million in order to continue our development strategy as currently planned over the next 12 months, but we anticipate requiring the aggregate sum of approximately $5.0 million in order to continue our development strategy as currently planned over the next 12 months. We are also actively seeking strategic alliances in order to develop and market our range of products.

     During the period ended June 30, 2002, we were advanced funds by two private investors through convertible note agreements. The terms of each note are for repayment with interest at an annual rate of 10%, payable semi-annually, with principal due 10 months from the date of advance. Each lender has committed to loan RedCell up to a maximum of $450,000, with the sums requested to be advanced within five days of request, and funds to be used solely for our business operations. The loans are convertible, in part or in whole, into restricted common shares of RedCell, at our option. Under the terms of the note, we are restricted from issuing common stock for less than $1.00, without the written permission of the Lender. In the event that the Company breaches this provision all principal and interest become immediately payable.

     If we are unable to obtain additional financing in the near future, or obtain all of the funds we are seeking, our development strategy will be delayed and our marketing campaign would be curtailed or delayed as we would then seek to reduce our rate of expenditure. In either case, our condition, financial and otherwise, business, operations and prospects will be materially adversely affected. In any case, we may require additional financing within this time frame due to unanticipated changes in economic conditions or other unforeseen circumstances. In the event our plans change or our assumptions change or prove to be inaccurate, we could be required to seek additional financing sooner than currently anticipated. Any additional financing may not, however, be available to us when needed on commercially reasonable terms, or at all. If this were to occur, our condition, financial and otherwise, business, operations and prospects would be materially and adversely affected.


OTHER DEVELOPMENTS

     We have submitted an application to the National Association of Securities Dealers ("NASD"), pursuant to a Form 15(c)2-11, seeking to obtain a trading symbol for the purpose of having our shares of common stock listed on the Over-the-Counter Bulletin Board ("OTC-BB"). An OTC equity security generally is any equity that is not listed or traded on Nasdaq or a national securities exchange. OTCBB securities include national, regional, and foreign equity issues, warrants, units, American Depositary Receipts (ADRs), and Direct Participation Programs (DPPs). We are not aware of any quotations for our common stock, now or at any prior time and we currently have no established public trading market for our common stock. We do not have any indication or opinion as to the timetable for the listing of our shares.


RISK FACTORS

     There are inherent risk factors associated with investment in RedCell and management wishes to alert investors to these risks.


Limited Operating History

     RedCell has a limited operating history upon which an evaluation of its business and prospects can be based. There can be no assurance that an investment in our company shall be profitable or that, we will realize revenue growth or be profitable on a quarterly or annual basis. In addition, our plans to increase our operating expenses to further develop our operations and increase our administration resources. A relatively high percentage of our expenses will be typically fixed in the short term as our expense levels are based, in part, on its expectations of future revenue. To the extent that such expenses precede or are not subsequently followed by increased revenue, our business, financial condition, operating results and cash flows would be materially adversely affected. Our management believes that period-to-period comparisons of financial results are not necessarily meaningful at this stage and should not be relied upon as an indication of future performance.


Relationships with Manufacturers

     Our ability to provide batteries and power supplies is highly dependent on our relationships with our manufacturers and suppliers and the abilities of those suppliers to timely provide us with inventory of battery supplies. In the event our manufacturers and supplies suffer any loss to their operating capacity or delays in providing battery supplies to us, then we believe that, during the short term, we may be negatively impacted in the sale of our products.

Distribution

     Merchandising and servicing our customers is crucial to our success as we attempt to re-enter the marketplace with our line of alkaline batteries and promotional capabilities. It is essential for us to establish a strong broker network that will service our retailers at the consumer store level, assist with re-ordering the product and provide immediate feedback on the effectiveness of our promotional campaigns. When our product reaches retailers, it must be maintained in good and saleable condition to ensure that it reaches the consumer in a high quality form. Our success will be highly contingent on the accomplishment of these efforts.


Product Development

     The success of our company is based on our ability to diversify our product line and establish consumer acceptable products that consume our battery power line. Should we become unable to effectuate a diversification of our product line, we believe that our profit margin on any sales shall not be realized and that we shall not be profitable over the long-term.


Competition

     RedCell faces intense competition in the power battery market, primarily from other manufacturers and distributors such as Duracell and Energizer. These competitors have a solid market share of the power battery market which makes our goal of gaining a significant market share of that market very challenging. We understand that we must develop and introduce, in an expeditious and cost-effective manner, new products, product features, ideas and market approaches that outperform products of our competitors. A failure by RedCell to meet any one of these demands may have an adverse affect on our ability to gain a meaningful market share in this area.


Loss of Key Personnel

     We have a small team of personnel who manage and operate our business. Our success and operating results are substantially dependent on the continued service and performance of our management and sales personnel. RedCell intends to hire a significant number of additional sales personnel in the next year. Competition for such personnel is intense, and there can be no assurance that we will be able to attract or retain highly-qualified personnel in the future. The loss of the services of any of our current management or other key employees or the inability to attract and retain the necessary technical, sales and managerial personnel could have a material adverse effect upon our business, financial condition, operating results and cash flows. The ability to succeed is wholly dependent on the contributions and efforts of our personnel.


Change in Technology

     Because of the rapid technological change in the power battery market, and the constant demand for more cost effective and powerful devices, our success will depend upon our ability to address the increasingly sophisticated needs of customers by working with designers to develop, market and sell enhancements to our products on a rapid that keeps pace with technological developments, customer requirements and our competitors.


Foreign Currency Exchange Fluctuation

    Because our reporting currency is the United States dollar, our operations outside the United States face additional risks, including fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. RedCell has operations outside the United States and is hedged, to some extent, from foreign exchange risks because of our ability to purchase, develop and sell in the local currency of those jurisdictions. There can be no assurance, however, that the attempted matching of foreign currency receipts with disbursements or hedging activities will adequately moderate the risk of currency or exchange rate fluctuations which could have a material adverse effect on our business, financial condition, operating results and cash flows. In addition, our business is subject to the impact of foreign currency fluctuations and exchange rate charges in reporting in our financial statements of the results from such operations outside the United States.


Inflation

     As we are a development stage company, inflation has not had a material effect our operations. In the event we are no longer considered a development stage entity, inflation may affect our ability to generate profit as increased costs may be associated with development and marketing of our products.

     In the opinion of our management, inflation at this time has not and will not have a material effect on our operations. Our management focuses on the long term growth of the Company and therefore any increase in inflation or jump in costs will not result in an immediate increase in prices to the consumer. Management believes that an increase in our prices may lead to a loss of customers and therefore hinder our long term growth. At any course however, management will evaluate the possible effects of inflation on RedCell as it relates to our business and operations and proceed accordingly.


Ability to Raise Capital

     Our ability to further develop our business and operations is dependent on our ability to raise capital. RedCell will seek to raise capital through equity funding and private placement of securities as well as securing lines of credit with credit institutions. There is no guarantee that we will be able to raise capital to further develop our business and operations. Additionally, we may encounter significant costs or unfavorable terms in our efforts to raise capital. Investors are further alerted that any efforts to raise capital through a private placement of equity securities will result in dilution to shareholders of the company.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

RedCell Power Corporation does not have any legal proceedings pending against it at this time.

Our subsidiary, Redcell Canada, Inc., currently has two (2) separate legal actions pending against it filed by Scott Lagasse and Brett Bodine Racing for alleged breach of sponsorship agreements.


Item 2.   Changes in Securities

On May 23, 2002, the company, formerly known as Infobooth, Inc., issued 8,000,000 newly issued shares of post-reverse split shares of voting common stock of the Company, $0.001 par value. These shares were issuable to the sellers of the Redcell shares subsequent to a 1 for 10 reverse split by Infobooth of its voting common stock. The issuance of these shares, and the 1 for 10 reverse split of Infobooth's outstanding voting common stock were in accordance with the terms of the Acquisition Agreement whereby Infobooth acquired Redcell Canada, Inc.

On May 23, 2002, the sum of 257,501 shares of common stock of Infobooth, held by the previous majority shareholders of the company, were canceled with their consent as part of the terms of the Acquisition Agreement whereby Infobooth acquired Redcell Canada, Inc.

On July 24, 2002, the company filed a Form S-8 for the purpose of registering 500,000 shares of common stock which shall be
utilized as compensation to various consultants and to the
company's attorneys for services rendered.   The company issued a
total of 360,000 shares of its common stock to consultants and to its attorneys in lieu of services rendered.


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


Item 6.   Exhibits and Reports on Form 8-K

The company on May 29, 2002 filed a Form 8-K disclosing the change in control of the registrant, the acquisition of assets, and other events and Regulation FD disclosure. An amendment to that Form 8-K was filed on June 5, 2002 which attached a copy of the Acquisition Agreement executed by the parties. A further amendment was filed on July 29, 2002 providing consolidated audited financial statements of the company, subsequent to its acquisition of Redcell Canada Inc.

These filings are incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REDCELL POWER CORPORATION
(Registrant)

Date: August 14, 2002
----------------------
/s/ Cameron King
Chairman and President