Form 10QSB
period 2002-09-30
REDCELL POWER CORP
filed 2002-11-19
CIK 1079548

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002.

OR

[   ]

TRANSACTION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from..................to....................

REDCELL POWER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	12-4044390
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1250 – 999 West Hastings Street

Vancouver, British Columbia, Canada V6C 2W2

(604) 605-8852

(Address and telephone number of registrant's principal executive offices and principal place of business)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, or (2) has been subject to such filing requirements for the past 90 days.

Yes [ x ]

No [   ]

The number of shares of the Registrant’s common stock outstanding as of September 30, 2002 was 11,156,177.

REDCELL POWER CORPORATION

(formerly Infobooth, Inc.)

(A Development Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

--- INDEX ---

Notice to Reader

Consolidated Balance Sheets

Consolidated Statements of Loss and Deficit

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

NOTICE TO READER

I have compiled the consolidated balance sheet of RedCell Power Corporation as at September 30, 2002, the consolidated statement of loss and deficit, the consolidated statement of stockholders’ equity, and the consolidated statement of cash flows for the nine months ended from information provided by the Company’s management. I have not audited, reviewed, or otherwise attempted to verify the accuracy or completeness of such information.  Readers are cautioned that these statements may not be appropriate for their purposes.

“Tracey St. Denis”

Tracey St. Denis

Certified General Accountant

Vancouver, British Columbia

October 24, 2002

November 14, 2002

Mr. Cameron King

Redcell Power Corporation

(formerly Infobooth, Inc.)

1250 – 999 West Hastings Street

Vancouver, British Columbia

V6C 2W2

Dear Sirs:

Re:

Interim Quarterly financial statements for Redcell Power Corporation (formerly Infobooth, Inc.)

We have performed a limited review of the interim financial statements of the Company for the quarter ended June 30, 2002.  Our limited review was solely to conform to the US Securities Exchange Commission Item 310 (b) of Regulation S-B and should not be used or referred to for any other purpose.

We have not issued a report for the limited review.  If, in any filing with the SEC, the Company states that the interim financial statements have been reviewed by an independent public accountant, a report must be filed with the interim financial statements.

Yours truly,

MacKay LLP

“Sean Gilbert”

Sean Gilbert, CA

Partner

REDCELL POWER CORPORATION

(formerly Infobooth, Inc.) (A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

AS AT SEPTEMBER 30, 2002 WITH AUDITED FIGURES AT DECEMBER 31, 2001

(Unaudited – See Notice to Reader)

(Stated in US Dollars)

	September 30, 2002	December 31, 2001

ASSETS

CURRENT
Cash	$ 77,502	$ 197,524
Accounts receivable	63,648	49,026
Advances receivable	-	9,000
Inventory (Notes 2(d) and 4)	3,084,783	3,059,783
Prepaid expenses	7,043	2,200

	3,232,976	3,317,533

CAPITAL ASSETS (Notes 2(e) and 5)	243,291	251,444

TRADEMARK (Note 6)	-	-

GOODWILL (Notes 2(f) and 3)	19,693	-

	$ 3,495,960	$ 3,568,977

LIABILITIES

CURRENT
Accounts payable and accrued liabilities	$ 1,369,633	$ 1,394,934
Loan payable (Note 7)	775,000
Convertible notes payable (Note 7)	152,655	-
Due to related parties (Notes 6, 8, and 9)	106,770	15,460,118

2,404,058	16,855,052

STOCKHOLDERS’ EQUITY

Common stock, $0.001 par value 25,000,000 shares authorized, 11,156,177 shares outstanding	11,499	688

Additional paid in capital	15,853,417	-

Deficit	(14,773,014)	(13,286,763)

1,091,902	(13,286,075)

$ 3,495,960	$ 3,568,977

Nature of Operations (Note 1)

Commitments and Contingencies (Notes 6, 11, and 12)

The accompanying notes are an integral part of these financial statements.

REDCELL POWER CORPORATION

(formerly Infobooth, Inc.) (A Development Stage Company)

CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002

WITH AUDITED FIGURES FOR THE YEAR ENDED DECEMBER 31, 2001

(Unaudited – See Notice to Reader)

(Stated in US Dollars)

	September 30, 2002	December 31, 2001

SALES	$ -	$ 2,704,362

COST OF GOODS SOLD	-	2,793,225

GROSS MARGIN	-	(88,863)

EXPENSES
Advertising	695,405	1,159,531
Professional fees	431,161	566,830
Warehousing fees	124,287	268,910
Salaries, wages and benefits	68,803	407,157
Travel and promotion	62,265	197,897
Office and sundry	42,153	83,660
Amortization	40,273	47,753
Bank charges and interest	9,987	1,128,968
Telephone	8,004	30,623
Insurance	3,913	29,326
Management fees	-	205,434
Trade shows	-	47,585

1,486,251	4,173,674

NET LOSS FOR THE PERIOD	(1,486,251)	(4,262,537)

DEFICIT, BEGINNING OF PERIOD	(13,286,763)	(9,024,226)

DEFICIT, END OF PERIOD	$ (14,773,014)	$ (13,286,763)

The accompanying notes are an integral part of these financial statements.

REDCELL POWER CORPORATION

(formerly Infobooth, Inc.) (A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AS AT SEPTEMBER 30, 2002

(Unaudited – See Notice to Reader)

(Stated in US Dollars)

	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Capital stock issued	345,502	$ 688	-	$ (13,286,763)	$ (13,286,075)

Stock issued to effect the acquisition of subsidiary (Note 9)	8,000,000	8,000	-	-	8,000

Mutual release of debt owed to Redmond Capital Corp. (Note 9)	-	-	11,300,988	-	11,300,988

Mutual release of debt owed to 771069 Alberta Ltd. (Note 6)	-	-	1,726,000	-	1,726,000

Mutual release of debt owed to Redmond capital Corp. (Note 9)	2,800,675	2,801	2,797,874	-	2,800,675

Settlement of debt for shares	10,000	10	28,555	-	28,565

Net loss for the period	-	-	-	(1,486,251)	(1,486,251)

Balance, September 30, 2002	11,156,177	$11,499	$ 15,853,417	$ (14,773,014)	$ 1,091,902

The accompanying notes are an integral part of these financial statements.

REDCELL POWER CORPORATION

(formerly Infobooth, Inc.) (A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002

WITH AUDITED FIGURES AT DECEMBER 31, 2001

(Unaudited – See Notice to Reader)

 (Stated in US Dollars)

	September 30, 2002	December 31, 2001

OPERATING ACTIVITIES
Net loss for the period	$ (1,486,251)	$ (4,262,537)
Items not involving cash	-	-
Amortization	40,273	47,753

	(1,445,978)	(4,214,784)
Net change in working capital items
Accounts receivable	(14,622)	423,560
Advances receivable	9,000	216,590
Inventory	(25,000)	(174,825)
Refundable deposits	-	300,000
Prepaid expenses	(4,843)	27,746
Accounts payable and accrued liabilities	(25,301)	365,885

Cash used by operating activities	(1,506,744)	(3,055,828)

FINANCING ACTIVITIES
Loan advanced	775,000
Convertible notes payable	152,655	-
Advances from related companies	491,187	3,326,231

Cash provided by financing activities	1,418,842	3,326,231

INVESTING ACTIVITIES
Purchase of capital assets	(32,120)	(130,266)

Cash used by investing activities	(32,120)	(130,266)

NET INCREASE/(DECREASE) IN CASH	(120,022)	140,137

CASH, BEGINNING OF PERIOD	197,524	57,387

CASH, END OF PERIOD	$ 77,502	$ 197,524

Supplemental disclosure of non-cash financing and investing activities (see Notes 3, 6, and 10)

The accompanying notes are an integral part of these financial statements.

REDCELL POWER CORPORATION

(formerly Infobooth, Inc.) (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

(Unaudited – See Notice to Reader)

 (Stated in US Dollars)

1.

NATURE OF BUSINESS OPERATIONS

The Company is in the development stage and following the reverse take-over described in Note 3, operates as a wholesale supplier of a private brand label of battery products to retailers.  The Company operates its warehouse facility based in Indiana, U.S.A. and sells to U.S. based retailers.

The Company was incorporated in the State of Delaware in February of 1998.  On May 23, 2002 the Company changed its name to RedCell Power Corporation.

Prior to the reverse take-over described in Note 3, the Company’s principal business purpose was to locate and consummate a merger or acquisition with a private entity.

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern.  Accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements.  The Company’s ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing.  The outcome of these matters cannot be predicted at this time.

2.

SIGNIFICANT ACCOUNTING POLICIES

(a)

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7.  As of September 30, 2002, the Company is devoting all of its present efforts to developing its battery business.   All losses accumulated from May 23, 2002 will be considered part of the Company’s development stage activities.

(b)

Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary RedCell Battery Inc. (formerly Redcell Canada Inc.)

(c)

Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

(d)

Inventory

Net realizable value is based on the Company’s ability to continue as a going concern (see Note 1) and assumes the Company will be able to sell its inventory in the normal course of operations.  If this assumption becomes invalid, the net realizable value may be materially different than currently recorded.

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

(h)

Foreign Currency Translation

The Company’s functional currency is the US dollar.  Transactions in foreign currency are translated into US dollars as follows:

(i)

monetary items at the rate prevailing at the balance

sheet date;

(ii)

non-monetary items at the historical exchange rate;

(iii)

revenue and expense items at the average rate in effect

during the applicable accounting period.

(i)

Stock-Based Compensation

SFAS 123 “Accounting for stock based compensation” defines a fair value based method of accounting for employee stock options.  Under this fair value method, compensation cost is measured at the date of grant based on the fair value of the award and is recognized over the vesting period.  However, SFAS 123 allows an entity to continue to measure compensation costs related to stock option costs in accordance with Accounting Principle Board Statement No. 25 (APB 25).  The Company has elected to measure compensation related to stock options in accordance with APB 25.  Accordingly, since the fair value of the shares was less than the price of the stock options at the date of grant, there is no compensation to be recognized.

(j)

Loss Per Share

Basic loss per share is calculated based on the weighted average number of shares outstanding during the period, in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share”.  Basic loss per share and comprehensive loss per share have not been disclosed as they are not considered meaningful as the Company did not become widely-held until May 23, 2002.

(k)

Fair Value of Financial Statements

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and amounts due to related parties.  It is management’s opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial instruments.  The fair value of these financial instruments approximate their carrying values because of their short-term to maturity, unless otherwise noted.

(l)

Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense/(benefit) results from the net change during the year of deferred tax assets and liabilities.

(m)

Comprehensive Loss

In September 1997, the FASB issued SFAS No. 130 “Reporting comprehensive income”. SFAS 130 requires that total comprehensive income and comprehensive income per share be disclosed with equal prominence as net income and net income per share.  Comprehensive income is defined as changes in shareholders’ equity exclusive of transactions with owners such as capital contributions and dividends.

3.

ACQUISITION OF REDCELL BATTERY INC. (“RBI”) (FORMERLY REDCELL CANADA INC.)

Pursuant to an agreement dated May 23, 2002, the Company issued 8,000,000 shares in exchange for all of the issued and outstanding shares of RBI, a private company.  An amending settlement agreement was also signed between the new shareholders of the Company, whereby certain debts were released in exchange for transfers of common shares of the Company (Notes 6 and 10).

These transactions resulted in the former shareholders of RBI owning the majority of the issued and outstanding shares of the Company.  Accounting principles applicable to reverse takeovers have been applied to record this acquisition using the purchase method of accounting.

Under this basis of accounting, RBI has been identified as the acquirer and, accordingly, the consolidated entity is considered to be the continuation of RBI with the net liabilities of the Company deemed to have been assumed by RBI.  These liabilities have been capitalized as goodwill.

The net liabilities assumed are summarized as follows:

Cash	$ -
Current liabilities	(19,693)

Net liabilities assumed	$ (19,693)

RBI  was incorporated in Alberta on June 15, 1998, and commenced operations on July 1,1999.  The name was changed from Redcell Canada Inc. to Redcell Battery Inc. on June 28, 2002.

4.  INVENTORY

September 30,	December 31,
2002	2001

Batteries	$ 2,584,942	$ 2,559,942
Packaging materials	499,841	499,841

$ 3,084,783	$ 3,059,783

5. CAPITAL ASSETS

December 31,
September 30, 2002	2001

	Accumulated	Net Book	Net Book
Cost	Amortization	value	Value

Office equipment	$ 143,757	$ 43,975	$ 99,782	$ 88,785
Computer hardware	20,312	6,145	14,167	10,565
Warehouse equipment	193,590	64,248	129,342	152,094

$ 357,659	$ 114,368	$ 243,291	$ 251,444

6.  TRADEMARK

The Company’s legal subsidiary, RedCell Battery Inc., has the worldwide right, title and interest in the trademark, “RedCell”.  Costs associated with the trademark in prior years have been expensed as incurred.

The trademark had been posted as security on a balance due to 771069 Alberta Ltd. (“771069”) of $1,726,000, and was claimed in fiscal 2000 to perfect the security.  Pursuant to a trademark priority agreement signed March 1, 2002 the Company was re-assigned the trademark by 771069, and RBI was released from the debt.  In exchange the shareholders of the Company transferred 797,000 restricted common shares to 771069.  The release of debt has been recorded as additional paid in capital during the period.  In the event that these 797,000 common shares of the Company do not realize gross proceeds in excess of $1,726,000, the trademark will revert back to 771069.

7.

LOAN PAYABLE

There is a loan payable in the amount of $775,000 due upon demand, without interest, with a charge against the inventory for collateral of the amount of the loan.

8.  CONVERTIBLE NOTES PAYABLE

During the period ended September 30, 2002, the Company was advanced funds by two private investors and these loans have been formalized in convertible note agreements.  The terms of each loan are simple interest at 10%, payable semi-annually, with principal due 10 months from the date of advance.  Each lender has committed to loan the Company up to a maximum of $450,000, amounts to be advanced within five days of request, and funds to be used solely for the business operations of the Company.  The loans are convertible, in part or in whole, into restricted common shares of the Company at the option of the Company.  The conversion rate to be determined by the lesser of a 30% discount of the average closing price of the Company’s common stock for the five trading days preceding the conversion or $1.00 per share.

Under the convertible notes the Company is restricted from issuing common stock for less than $1.00, without the written permission of the lender.  In the event that the Company breaches this provision all principal and interest becomes immediately payable.

The amount reported includes accrued interest of $6,905.

9.   DUE TO RELATED COMPANIES

September 30,	December 31,
2002	2001

723958 Alberta Ltd.	$ 41,000	$ -
King Capital Corporation	65,770	-
771069 Alberta Ltd. (note 6)	-	1,726,000
Redmond Capital Corporation (note 9)	-	13,734,118

$ 106,770	$ 15,460,118

Amounts due to related parties do not bear interest, and have no stated terms of repayment.

10.  MUTUAL RELEASE OF DEBT

Pursuant to a settlement amending agreement dated May 23, 2002, Redmond Capital Corp. (“Redmond”) agreed to forgive debt of $11,300,988 owed to it by the Company’s legal subsidiary, RedCell Battery Inc.  In exchange the shareholders of the Company transferred 4,510,667 restricted common shares of the Company, to Redmond which released RBI from its obligation.  This forgiveness has been recorded as additional paid in capital in the current fiscal period.

Pursuant to a settlement agreement dated July 31, 2002, Redmond Capital Corp. (“Redmond”) agreed to forgive debt of $2,800,675 owed to it by the Company’s legal subsidiary, RedCell Battery Inc.  In exchange the shareholders of the Company transferred 2,800,675 restricted common shares of the Company, to Redmond which released RBI from its obligation.  This forgiveness has been recorded as additional paid in capital in the current fiscal period.

11.  COMMITMENTS

(a)

The Company currently leases office space in Vancouver, Canada.  The lease is for a term of 25 months and commenced on April 1, 2002.

Minimum lease payments including estimated taxes and operating costs for each of the next three years are as follows:

Remainder of fiscal 2002

$

13,544

Fiscal 2003

60,732

Fiscal 2004

25,305

(b)

The Company has an Agreement dated October 1, 2000 with the National Association of Car Auto racing (“NASCAR”), whereby the Company is obligated to make payments totaling $375,000 ($375,000 paid to September 30, 2002) in calendar 2002.  Payments of an additional $400,000 are required with respect to the final year of the contract prior to January 1, 2003.

12.  CONTINGENCIES

At September 30, 2002, the Company had several legal actions pending, the outcome of which is not determinable at this time. Management is of the opinion that the amount of settlements, if any, are not determinable and accordingly no provision has been made in these financial statements.  In the event any loss is recognized, it would be recorded in the accounts in that period.

(a)

Separate actions by Scott Lagasse and Brett Bodine Racing for alleged breach of sponsorship agreements.

(b)

The Company has numerous creditors of long standing, any of which may commence an action.

(c)

The legal subsidiary, RedCell Battery Inc., has two judgments for CDN$160,000 and CDN$180,000 against it, which it assumed in an asset agreement dated June 1999, neither of which are currently recorded in the records of the Company.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THIS DISCUSSION AND ANALYSIS EXPLAINS REDCELL POWER CORPORATION’S FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND IS INTENDED TO HELP SHAREHOLDERS AND OTHER READERS UNDERSTAND THE DYNAMICS OF THE COMPANY’S BUSINESS AND THE KEY FACTORS UNDERLYING ITS FINANCIAL RESULTS.  CERTAIN STATEMENTS IN THIS MANAGEMENT DISCUSSION AND ANALYSIS (“MD&A”) AND CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONSTITUTE FORWARD-LOOKING STATEMENTS.  SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS OF THE COMPANY, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.  SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING:  LIQUIDITY; THE COMPANY’S ABILITY TO RAISE CAPITAL; DISTRIBUTION; PRODUCT DEVELOPMENT; AND COMPETITION.

BACKGROUND

On May 23, 2002 the Company, formerly known as Infobooth, Inc., acquired 100,000 common shares, $1.00 par value, of RedCell Battery Inc., (hereinafter “RedCell”) a company incorporated under the laws of the province of Alberta.

The acquisition was consummated by the execution of an Acquisition Agreement dated May 23, 2002.  The shares acquired by the Company represented one hundred percent (100%) of all of RedCell’s then currently issued and outstanding common stock in a tax free stock-for-stock acquisition.  The aggregate purchase price paid by the Company for the RedCell common shares was 8,000,000 newly issued shares of post-reverse split shares of voting common shares of the Company, $0.001 par value.  These shares were issued to the sellers of the RedCell shares subsequent to a 1 for 10 reverse split by the Company of its voting common stock. Additionally, pursuant to the terms of the Acquisition Agreement, the sum of 257,501 common shares of the Company, held by the previous majority shareholders of the Company, were cancelled.

As a result of the foregoing transaction, there was a change in control of the Company to the shareholders of RedCell.  The shareholders of RedCell now hold approximately 99% of the outstanding common shares of the Company.  As a result of this acquisition and change of control, the Company changed its name to “RedCell Power Corporation”.

OVERVIEW OF REDCELL POWER CORPORATION

Our name is now RedCell Power Corporation and we have adopted the business plan of RedCell Battery Inc. which remains our wholly owned subsidiary.

We are a development stage company which seeks to market and distribute quality portable power batteries, such as alkaline, photo lithium, watch, calculator, hearing aid, and cordless telephone batteries, through strategic partnerships which we have secured with premier associations and well known entities.  We seek to have our batteries produced by a quality manufacturer who shall in turn allow us to distribute these power products bearing the RedCell name and logo.  Without the overhead associated with the manufacture of power products, we believe that we are able to offer packages which contain more product than our competitors at the same price point.

We own or have rights to various trademarks, copyrights, and trade names used in its business, including the following:  RedCell; RedCell Batteries; RedCell.com; and “Power of Performance”.

We also currently have strategic marketing partnerships with NASCAR and the Dallas Cowboys which are all well known US household associations and entities, and which we believe shall allow for a cross-branding of products and allow us the opportunity to obtain brand name recognition and demand for our products through these partnerships.  We are seeking to develop further strategic partnerships to market and distribute our portable power products and integrated products.  Our goal is to market these products to the public, bearing both the RedCell brand name and the strategic partner’s name, to consumers who are loyal to the strategic partner and who shall benefit from the use of our quality portable power products.  Over the past few months, we have implemented a new look, a new culture, and a tag line, the “Power of Performance” which seeks to embody our energetic marketing approach with our strategic partners.

We currently outsource the warehousing and distribution of our products to Warehousing Incorporated (“WI”) which provides all shipping, storing, and receiving services.  WI also provides a sophisticated Product Control System which interfaces directly with our accounting and inventory systems.  Management believes that WI has demonstrated an ability to respond to this specialty niche market with a state-of-the-art facility and the ability to oversee several promotional campaigns in concert, as well as operating a complete packaging facility for several products.  WI is also responsible for sourcing all raw materials and packaging products for each specific strategic partner and promotion.  We estimate that by utilizing WI for the warehousing and distribution of our products that we shall achieve a 10% cost reduction and improve overall customer service, cost controls, and turn-around time.

We have undertaken to initiate and implement a definitive order fulfillment infrastructure which includes such features as inventory tracking, order placement, and fulfillment.  We have reviewed our capabilities with Great Plains and outsourced an outside consultant to initiate updating and training.  This system is operational and within weeks will have a full web-enabled fulfillment system that will track orders and inventory levels, automatically re-order materials, and link all modules into an up to the minute accounting system.  The completed custom designed system will provide immediate job costing, quotation, and profit expectations.  We expect that the system will be fully operational by the end of the fourth quarter.

Our efforts and the challenges in realizing market demand and delivery time on product re-ordering have been evaluated.  As a result, we have established three key distributions centres for our battery and other product lines.  Evansville, Indiana will remain the core hub of our operation facility consisting of our packaging line and sorting responsibilities.  In addition, Dallas, Texas and Hemet, California will operate as finished product centres catering to fulfill next day re-stocking orders.

Effective September 15, 2002, Recell secured a three-year promotional contract with the Dallas Cowboys National Football League team to be designated as “The Official Battery of the Dallas Cowboys”.  With the Dallas Cowboys being the most visible and popular sporting franchise throughout the world, we believe this designation shall be an effective method to re-introduce our product line throughout the southern United States market.  We believe that our network of brokers in this geographic area shall strongly promote our store accounts along side the Dallas Cowboys promotions.

Currently, we maintain two United States offices:

(i)  3875 Industrial Avenue, Hemet, California, 92545; and (ii)  4717 Fletcher Avenue, Fort Worth, Texas, 76107.  The Company’s Canadian office is located at 1250 – 999 West Hastings, Vancouver, British Columbia, V6C 2W2.

RESULTS OF OPERATIONS

Restructuring

During the past three quarters, we have temporarily suspended our operations and have elected to restructure our infrastructure network in order to attract new management and to implement a new business model.   As a result, we have been unable to secure any restocking orders from our established retailers.

We have also attracted experienced personnel in key managerial roles.  Each of the management staff is an expert in their respective areas.

The company has chosen to enter into broker representations in key markets throughout the United States for the purpose of marketing our products and securing orders.  To date the company has entered into seven such contracts which encompasses our full merchandising team.  With our restructuring now complete, we have recently enacted a broker network which is providing and distributing promotional material to secure restocking orders for fourth quarter distribution into established key accounts.  In the midst of our restructuring, we researched and identified new product lines that are compatible to the portable power industry.

Liquidity and Capital Resources

To date we have incurred significant net losses.  The net loss for the nine months ended September 30, 2002 is $1,486,251, the accumulated deficit as at September 30, 2002 is $14,773,014, and we continue to incur losses.  These factors raise substantial doubt about our ability to continue as a going concern.  We anticipate that we may continue to incur significant operating losses for the foreseeable future.  There can be no assurance as to whether or when we will generate material revenues or achieve profitable operations.  Our independent certified general accountant has indicated in the report on our financial statements that our ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing.  The outcome of these matters cannot be predicted at this time.

We are seeking arrangement for long-term funding through additional capital raising activities, including one or more offerings of equity and/or debt through private placements and/or public offerings.  We believe that we need to obtain approximately $5 million in order to continue our development strategy as currently planned over the next 12 months.

During the nine months ended September 30, 2002, we were advanced funds by two private investors through convertible note agreements.  The terms of each note are for repayment with interest at an annual rate of 10%, payable semi-annually, with the principal amount due 10 months from the date of the advance.  The loans are convertible, in part or in whole, into restricted common shares of the Company at the option of the Company.  The conversion rate to be determined by the lessor of a 30% discount of the average closing price of the Company’s common stock for the five trading days preceding the conversion or $1.00 per share.  Under the convertible notes the Company is restricted from issuing common stock for less than $1.00, without the written permission of the Lender.  In the event that the Company breaches this provision all principal and interest becomes immediately payable.

During the nine months ended September 30, 2002, we were also advanced funds from a private investor by way of a loan which is due on demand, without interest, and a with a charge against the inventory for $775,000.

If we are unable to obtain additional financing in the near future, or obtain all of the funds we are seeking, our development strategy will be delayed and our marketing campaign would be curtailed or delayed as we would then seek to reduce our rate of expenditure.  In either case, our condition, financial and otherwise, would be materially adversely affected.  In any case, we may require additional financing within this time frame due to unanticipated changes in economic conditions or other unforeseen circumstances. Any additional financing may not; however, be available to us when needed on commercially reasonable terms, or at all.  If this were to occur, our condition, financial and otherwise, would be materially and adversely affected.

OTHER DEVELOPMENTS

We have submitted an application to the National Association of Securities Dealers (“NASD”) pursuant to Form 15(c)2-11, seeking to obtain a trading symbol for the purpose of having our common shares listed on the Over-the-Counter Bulletin Board (“OTC-BB”).  An OTC equity security generally is any equity that is not listed or traded on Nasdaq or a national securities exchange.  OTC-BB securities include national, regional, and foreign equity issues, warrants, units, American Depository Receipts (“ADRs”), and Direct Participation Programs (“DPPs”).  We are not aware of any quotations for our common shares, now or at any prior time and we currently have no established public trading market for our common shares.  We do not have any indication or opinion as to the timetable for the listing of our shares.

RISK FACTORS

There are inherent risk factors associated with an investment in RedCell and management wishes to alert investors to these risks.

Limited Operating History

RedCell has a limited operating history upon which an evaluation of its business and prospects can be based.  There can be no assurance that an investment in our company shall be profitable or that we will realize revenue growth or be profitable on a quarterly or annual basis.  In addition, our plans to increase our operating expenses to further develop our operations and increase our administration resources.  A relatively high percentage of our expenses will be typically fixed in the short term as our expense levels are based, in part, on its expectations of future revenue.  To the extent that such expenses precede or are not subsequently followed by increased revenue, our business, financial condition, operating results, and cash flows would be materially adversely affected.  Management believes that period-to-period comparisons of financial results are not necessarily meaningful at this stage and should not be relied upon as an indication of future performance.

Relationships With Manufacturers

Our ability to provide batteries and power supplies is highly dependent on our relationships with our manufacturers and suppliers and the abilities of those suppliers to timely provide us with the inventory of battery supplies.  In the event our manufacturers and suppliers suffer any loss to their operating capacity or delays in providing battery supplies to us, then we believe that, during the short term, we may be negatively impacted in the sale of our products.

Distribution

Merchandising and servicing our customers is crucial to our success as we attempt to re-enter the marketplace with our line of alkaline batteries and promotional capabilities.  It is essential for us to establish a strong broker network that will service our retailers at the consumer store level, assist with re-ordering the product, and provide immediate feedback on the effectiveness of our promotional campaigns.  When our product reaches retailers, it must be maintained in good and saleable condition to ensure that it reaches the consumer in a high quality form.  Our success will be highly contingent on the accomplishment of these efforts.

Product Development

The success of our Company is based on our ability to diversify our product line and establish consumer acceptable products that consume our battery power line.  Should we become unable to effectuate a diversification of our product line, we believe that our profit margin on any sales shall not be realized and that we shall not be profitable over the long term.

Competition

RedCell faces intense competition in the power battery market, primarily from other manufacturers and distributors such as Duracell and Energizer.  These competitors have a solid market share of the power battery market which makes our goal of gaining a significant market share of that market very challenging.  We understand that we must develop and introduce, in an expeditious and cost-effective manner, new products, product features, ideas, and market approaches that outperform products of our competitors.  A failure by RedCell to meet any one of these demands may have an adverse affect on our ability to gain a meaningful market share in this area.

Loss of Key Personnel

We have a small team of personnel who manage and operate the business.  Our success and operating results are substantially dependent on the continued service and performance of our management and sales personnel.  RedCell intends to hire a significant number of additional sales personnel in the next year.  Competition for such personnel is intense, and there can be no assurance that we will be able to attract or retain highly qualified personnel in the future.  The loss of the services of any of our current management or other key employees or the inability to attract and retain the necessary technical, sales, and managerial personnel could have a material adverse affect upon our business, financial condition, operating results, and cash flows.  The ability to succeed is wholly dependent on the contributions and efforts of our personnel.

Change in Technology

As a result of the rapid technological change in the power battery market and the constant demand for more cost effective and powerful devices, our success will depend upon our ability to address the increasingly sophisticated needs of customers by working with designers to develop, market, and sell enhancements to our products that keeps pace with technological developments, customer requirements, and our competitors.

Foreign Currency Exchange Fluctuation

Our operations outside the United States face additional risks associated with foreign currencies such as fluctuating currency values and exchange rates, hard currency shortages, and controls on currency exchange.  RedCell has operations outside the United States and is hedged, to some extent, from foreign exchange risks because of our ability to purchase, develop, and sell in the local currency of those jurisdictions.  There can be no assurance, however, that the attempted matching of foreign currency receipts with disbursements or hedging activities will adequately moderate the risk of currency or exchange rate fluctuations which could have a material adverse affect on our business, financial condition, operating results, and cash flows.  In addition, our business is subject to the impact of foreign currency fluctuations and exchange rate changes in reporting in our financial statements of the results from such operations outside the United States.

Inflation

As we are a development stage company, inflation has not had a material affect on our operations.  In the event we are no longer considered a development stage entity, inflation may affect our ability to generate profits as increased costs may be associated with development and marketing of our products.

In the opinion of management, inflation at this time has not and will not have a material affect on our operations.  Our management focus is on the long term growth of the Company and therefore any increase in inflation or jump in costs will not result in an immediate increase in prices to the consumer.  Management believes that an increase in our prices may lead to a loss of customers. Management will evaluate the possible affects of inflation on RedCell as it relates to our business and operations and will proceed accordingly.

Ability to Raise Capital

Our ability to further develop our business and operations is dependent on our ability to raise capital.  RedCell will seek to raise capital through equity funding and private placement of securities as well as securing lines of credit with credit institutions.  There is no guarantee that we will be able to raise capital to further develop our business and operations.  Additionally, we may encounter significant costs or unfavourable terms in our efforts to raise capital.  Investors are further alerted that any efforts to raise capital through a private placement of equity securities will result in dilution to shareholders of the Company.

PART II – OTHER INFORMATION

ITEM 1. – LEGAL PROCEEDINGS

RedCell Power Corporation does not have any legal proceedings pending against it at this time. Our subsidiary, RedCell Battery Inc. currently has two (2) separate legal actions pending against it filed by Scott Lagasse and Brent Bodine Racing for alleged breach of sponsorship agreements.

ITEM 2. – CHANGES IN SECURITIES

On May 23, 2002, the Company, formerly known as Infobooth, Inc., issued 8,000,000 newly issued shares of post-reverse split shares of voting common stock of the Company, $0.001 par value.  These shares were issued to the sellers of the RedCell shares subsequent to a 1 for 10 reverse split by Infobooth, Inc. of  its voting common stock.  The issuance of these shares, and the 1 for 10 reverse split were in accordance with the terms of the Acquisition Agreement whereby Infobooth, Inc. acquired RedCell Battery Inc.

On May 23, 2002, the sum of 257,501 common shares of Infobooth, Inc. held by the previous majority shareholders of the Company were cancelled with their consent as part of the terms of the Acquisition Agreement whereby Infobooth, Inc. acquired RedCell Battery Inc.

On July 24, 2002, the Company filed a Form S-8 for the purpose of registering 500,000 common shares which shall be utilized as compensation to various consultants and to the Company’s attorneys for services rendered.  The Company issued a total of 360,000 common shares to consultants and to its attorneys in lieu of services rendered.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES

There have been no default in the payment of principal, interest, or sinking fund, or purchase fund instalments.

ITEM 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 21, 2002, the Company submitted to a vote of its security holders the approval and ratification of the terms of the Acquisition Agreement whereby Infobooth, Inc. acquired RedCell Battery Inc.  The majority of the shareholder of Infobooth, Inc. approved the terms of the Acquisition Agreement and the proposed transaction.  As a result of such approval, the shareholders consented to effectuating an amendment to the Certificate of Incorporation of the Company thereby changing the name of Infobooth, Inc. to RedCell Power Corporation.  The shareholders also consented to a 1 for 10 reverse stock split of the outstanding shares of common stock of Infobooth, Inc.

ITEM 5. – OTHER INFORMATION

There is no other information to report which is material to the Company’s financial condition not previously reported.

ITEM 6. – EXHIBITS AND REPORTS ON FORM 8-K

On May 29, 2002, the Company filed a Form 8-K disclosing the change in control of the registrant, the acquisition of assets, and other events including Regulation FD disclosure.  An amendment to that Form 8-K was filed on June 5, 2002 which attached a copy of the Acquisition Agreement executed by the parties. A further amendment was filed on July 29, 2002 providing consolidated audited financial statements of the Company, subsequent to its acquisition of RedCell Battery Inc.

On August 5, 2002, the Company filed a Form 8-K disclosing the change in its fiscal year end from January 31st to December 31st to coincide with the year end of its wholly owned subsidiary, RedCell Battery Inc.

On August 31, 2002, the Company filed a Form 8-K announcing the resignation of one of our directors, Mr. Jannie Retief.  There was no disagreement between Mr. Retief on any matters relating to the Company’s operations, policies, or practices.  This vacancy on the Board of Directors has been filled by the appointment of Mr. Alain Kardos to the Board of Directors.  Mr. Kardos possesses over twelve years of corporate experience in sales and marketing and growing businesses to profitability.

These filings are incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 15th day of November, 2002.

REDCELL POWER CORPORATION

(Registrant)

/s/  Cameron King________________

Cameron King

Chairman and President