Form 10KSB
period 2002-12-31
REDCELL POWER CORP
filed 2004-01-06
CIK 1079548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ]

Annual Report to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2002

[    ]

Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ____________ to ______________

REDCELL POWER CORPORATION

____________________________________________________________

(Exact name of registrant as specified in its charter)

Delaware	13-4044390
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

4860 Northwood Drive

West Vancouver, British Columbia, Canada V7S 3C6

___________________________________________________________

(Address of principal executive offices)

(604) 230-3153

___________________________________________________________

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  Not applicable

Securities registered pursuant to Section 12(g) of the Act:  Common Stock $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period prior that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes

[ X ]

No

[    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes

[    ]

No

[ X ]

As of December 31, 2002 there were 11,146,177 shares of common stock outstanding.

REDCELL POWER CORPORATION

(formerly Infobooth, Inc.)

(a Development Stage Company)

Financial Statements

Eleven months ended December 31, 2002

Year Ended January 31, 2002

(Stated in US Dollars)

Table of Contents

Auditors’ Report

Statements of Loss and Deficit

Statements of Stockholders’ Equity

Balance Sheets

Statements of Cash Flows

Notes to the Financial Statements

Schedule of Loss on Investment in Subsidiary

Auditors' Report

To the Shareholders of

RedCell Power Corporation

(formerly Infobooth, Inc.)

(a Development Stage Company)

We have audited the balance sheet of RedCell Power Corporation (formerly Infobooth, Inc.) (a development stage company) as at December 31, 2002 and the statements of loss and deficit, stockholders’ equity, and cash flows for the eleven months then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America.  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and the results of its operations and its cash flows for the eleven months then ended in accordance with generally accepted accounting principles in the United States of America.

The financial statements as at January 31, 2002 and for the year then ended were audited by another auditor who expressed an opinion without reservation on those statements in their report dated April 17, 2002.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, and has no permanently established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations.  These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada.

“MacKay LLP”

October 31, 2003

Chartered Accountants

RedCell Power Corporation

(formerly Infobooth, Inc.) (a Development Stage Company)

Statements of Loss and Deficit

(Stated in US Dollars)

Eleven months ended December 31, 2002	Year ended January 31, 2002

Administrative expenses
Accounting	$ 680	$ 3,550
Legal	17,879	17,500
Office and administrative	3,093	-
Rent	-	12,000
Filing fees	4,171	57

25,823	33,107

Loss before other item	(25,823)	(33,107)

Loss on investment in subsidiary
Loss of subsidiary (schedule)	(3,341,827)	-
Write off of investment in subsidiary (note 3)	(1,000,185)	-

(4,342,012)	-

Loss for the period	(4,367,835)	(33,107)

Deficit, beginning of period	(132,182)	(99,075)

Deficit, end of period	$ (4,500,017)	$ (132,182)

(See accompanying notes)

RedCell Power Corporation

(formerly Infobooth, Inc.) (a Development Stage Company)

Statements of Stockholders’ Equity

(Stated in US Dollars)

December 31, 2002

Number of shares	Par value	Additional Paid in Capital	Accumulated Deficit	Total

Form the period February 25, 1998 to January 31, 1999 Issue 100,000 common shares May 18, 1998	1,000,000	$ 1,000	$ 9,000	$ -	$ 10,000
Capital contribution for the period	-	-	9,000	-	9,000
Net loss for the period	-	-	-	(19,050)	(19,050)

Balance January 31, 1999	1,000,000	1,000	18,000	(19,050)	(50)

Capital contribution for the period	-	-	31,050	-	31,050
Net loss for the year	-	-	-	(34,550)	(34,550)

Balance January 31, 2000	1,000,000	1,000	49,050	(53,600)	(3,550)

Issue 65, 000 common shares February 1, 2000	65,000	65	9,935	-	10,000
Issue 10,000 common shares August 1, 2000	10,000	10	290	-	300
2.5 for 1 stock split August 1, 2000	1,612,500	1,613	(1,613)	-	-
Issue 100,000 common shares January 15, 2001	100,000	100	1,900	-	2,000
Capital contribution for the year	-	-	35,425	-	35,425
Net loss for the year	-	-	-	(45,475)	(45,475)

Balance January 31, 2001	2,787,500	2,788	94,987	(99,075)	(1,300)

Issue 50, 000 common shares August 10, 2001	50,000	50	-	-	50
Capital contribution for the year	-	-	32,300	-	32,300
Net loss for the year	-	-	-	(33,107)	(33,107)

Balance January 31, 2002	2,837,500	2,838	127,287	(132,182)	(2,057)

Stock dividend paid	-	-	(50)	-	(50)
Reverse stock split 1 for 10	(2,554,497)	(2,554)	2,554	-	-
Stock cancelled by majority shareholders May 2002	(257,501)	(2,554)	2,554	-	-
Stock issued to effect the acquisition of subsidiary (note 3)	8,000,000	8,000	-	-	8,000
Issued	320,000	320	-	-	320
Mutual release of debt owed to Redmond Capital Corp (note 5)	2,800,675	2,801	2,543,967	-	2,546,768
Net loss for the period	-	-	-	(4,367,835)	(4,367,835)

Balance December 31, 2002	11,146,177	$ 11,148	$ 2,674,015	$ (4,500,017)	$ (1,814,854)

(See accompanying notes)

RedCell Power Corporation

(formerly Infobooth, Inc.) (a Development Stage Company)

Balance Sheets

(Stated in US Dollars)

December 31, 2002	January 31, 2002

Assets

Current
Assets of subsidiary held for sale (note 3)	$ 68,421	$ -

Liabilities

Current
Accounts payable and accrued liabilities	$ 8,787	$ 2,057
Advances from related party (note 7)	483,910	-
Liabilities of subsidiary held for sale (notes 3 and 10)	1,390,578	-

1,883,275	2,057

Stockholders’ Equity
Common stock, $0.001 par value
25,000,000 shares authorized	11,148	2,838
11,146,177 shares outstanding

Additional paid in capital	2,674,015	127,287

Deficit	(4,500,017)	(132,182)

(1,814,854)	(2,057)

$ 68,421	$ -

Nature of Operations (note 1)

Commitments and Contingences (notes 4, 6 and 8)

Approved by the Directors:

“Cameron King”

__________________________ Director

RedCell Power Corporation

(formerly Infobooth, Inc.) (a Development Stage Company)

Statements of Cash Flows

(Stated in US Dollars)

Eleven months ended December 31, 2002	Year ended January 31, 2002

Cash provided by (used for)

Operating activities
Loss for the period	$ (4,367,835)	$ (33,107)
Loss on investment in subsidiary	4,342,012	-

	(25,823)	(33,107)

Changes in non-cash working capital items
Due from attorney escrow account	-	32,300
Working capital of subsidiary held for sale	72,622	-
Accounts payable and accrued liabilities	6,730	807

53,529	-

Financing activity
Advances from related party	483,910	-

Investing activity
Advances to subsidiary held for sale	(537,439)	-

Increase (decrease) in cash during the period	-	-

Cash, beginning of period	-	-

Cash, end of period	$ -	$ -

Supplemental disclosure of non-cash financing and investing activities (notes 3, 4 and 5)

(See accompanying notes)

RedCell Power Corporation

(formerly Infobooth, Inc.) (a Development Stage Company)

Notes to the Financial Statements

(Stated in US Dollars)

December 31, 2002 and January 31, 2002

__________________________________________________________________________________________________

1.

Nature of Operations

The Company was incorporated in the State of Delaware in February 1998.  On May 23, 2002 the Company changed its name to RedCell Power Corporation.

The Company is in the development stage and following the reverse take over described in note 3, operated as a wholesale supplier of a private brand label of consumable battery products to retailers.  The Company operated a warehouse facility based in Indiana U.S.A. and sold to U.S. based retailers.

Subsequent to the acquisition, the Company determined that the operations of RedCell Batteries Inc. were not viable and accordingly adopted a formal plan of disposal. The Company is again looking to locate and consummate a merger or acquisition with an operating entity.

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern.  Accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. The Company’s ability to continue as a going concern is dependent upon achieving profitable operations and/ or upon obtaining additional financing. The outcome of these matters can not be predicted at this time.

2.

Significant Accounting Policies

(a)

Development stage company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7.  As of December 31, 2002, the Company is seeking a purchaser for its battery business.

(b)

Consolidation

These consolidated financial statements include the accounts of the Company, the accounts of its wholly owned subsidiary RedCell Batteries Inc. (formerly RedCell Canada Inc.), have been disclosed as an asset and liability held for sale (note 3).

(c)

Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

(d)

Property and equipment

Property and equipment are recorded at historical cost, in the year of acquisition, one-half of normal rates of amortization are used. The declining-balance method is used to amortize these assets at the following annual rates:

Office equipment

20%

Computer hardware

30%

Warehouse equipment

20%

(e)

Goodwill

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

(f)

Revenue recognition

Revenue realized from the sale of batteries is recognized at the time an order has been placed and delivered, fees have been determined, and collection is considered probable.

(g)

Foreign currency translation

The Company’s functional currency is the U.S. dollar.  Transactions in foreign currency are translated into U.S. dollars as follows:

monetary items at the rate prevailing at the balance sheet date;

non-monetary items at the historical exchange rate;

revenue and expenses at the average rate of exchange in effect during the applicable accounting period.

(h)

Stock-based compensation

SFAS 123 “Accounting for stock based compensation”, defines a fair value based method of accounting for employee stock options.  Under this fair value method, compensation cost is measured at the date of grant based on the fair value of the award and is recognized over the vesting period.  However SFAS 123 allows an entity to continue to measure compensation costs related to stock option costs in accordance with Accounting Principle Board Statement No. 25 (APB 25).  The Company has elected to measure compensation related to stock options in accordance with APB 25.  Accordingly, since the fair value of the shares was less than the price of the stock options at the date of grant, there is no compensation to be recognized under US GAAP.

(i)

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

(j)

Fair value of financial instruments

The Company’s financial instruments consist of cash, accounts receivable, and accounts payable and amounts due to related parties.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial instruments approximate their carrying values because of their short-term to maturity, unless otherwise noted.

(k)

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

(l)

Comprehensive loss

In June 1997, the FASB issued SFAS No. 130 “Reporting comprehensive income”. SFAS 130 requires that total comprehensive income and comprehensive income per share be disclosed with equal prominence as net income and net income per share.  Comprehensive income is defined as changes in shareholders’ equity exclusive of transactions with owners such as capital contributions and dividends.

3.

Acquisition of RedCell Batteries Inc. (“RBI”) (formerly  RedCell Canada Inc.)

RBI was incorporated in Alberta on June 15, 1998, and commenced operations on July 1,1999. The name was changed from RedCell Canada Inc. to RedCell Batteries Inc. on June 28, 2002.

Pursuant to an agreement dated May 23, 2002, the Company issued 8,000,000 shares in exchange for all of the issued and outstanding shares of RBI, a private company.  An amending settlement agreement was also signed between the new shareholders of the Company, whereby certain debts were released in exchange for transfers of common shares of the Company (notes 4 and 5).

These transactions resulted in the former shareholders of RBI owning the majority of the issued and outstanding shares of the Company.  Accounting principles applicable to reverse takeovers were applied to record this acquisition using the purchase method of accounting in the interim financial statements.

Under this basis of accounting, RBI had been identified as the acquirer and, accordingly, the consolidated entity was considered to be the continuation of RBI with the net liabilities of the Company deemed to have been assumed by RBI.

During the year, it was determined that the operations of RBI were no longer viable and management is actively pursuing a purchaser for this company.  Accordingly reverse takeover accounting has been discontinued and is now reflected as an acquisition of an equity investment with losses of the subsidiary recorded as part of the loss on the investment.

Balance sheet of RBI at date of acquisition, May 23, 2003

Current assets	$ 3,165,014
Capital assets	255,349

$ 3,420,363

Accounts payable	$ 1,472,262
Notes payable	96,660
Due to related parties	2,843,626

4,412,548

Share capital	688
Paid up capital	13,026,988
Accumulated deficit	(14,019,861)

(992,185)

$ 3,420,363

The net shareholder deficit of RBI which was purchased by the Company, $992,185, and the paid up capital of the common shares of the Company issued, $8,000, totalling $1,000,185, have been written off due to management’s decision to dispose of this investment.

Balance sheet of RBI at December 31, 2002

Current assets	$ 68,241

Accounts payable	$ 1,390,578
Due to related parties	3,011,855

4,402,433

Share capital	688
Paid up capital	13,026,988
Accumulated deficit	(14,019,861)
Loss for the period (schedule)	(3,341,827)

(4,334,012)

$ 68,421

4.

Trademark

The Company’s legal subsidiary, RedCell Batteries Inc., has the worldwide right, title and interest in the trademark, “RedCell”.  The Canadian right to the trademark has been abandoned.  Costs associated with the trademark in prior years have been expensed as incurred.

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

5.

Mutual Release of Debt

Pursuant to a settlement amending agreement dated May 23, 2002, Redmond Capital Corp. (“Redmond”) agreed to forgive debt of $11,300,988 owed to it by the Company’s legal subsidiary, RBI.  In exchange the shareholders of the Company transferred 4,510,667 restricted common shares of the Company, to Redmond which released RBI from its obligation.

Pursuant to a settlement agreement dated July 31, 2002, Redmond agreed to forgive debt of $2,800,675 owed to it by the Company’s legal subsidiary RedCell Batteries Inc.  In exchange the shareholders of the Company transferred 2,800,675 restricted common shares of the Company to Redmond, which released RBI from its obligation.  This forgiveness has been recorded as additional paid in capital in the current fiscal period.

6.

Commitments

(a)

The Company’s subsidiary currently leases office space in Vancouver Canada.  The lease is for a term of 25 months and commenced on April 1, 2002.

Minimum lease payments including estimated taxes and operating costs for each of the next two years are as follows:

Fiscal 2003

$

60,732

Fiscal 2004

25,305

(b)

The Company’s subsidiary has an Agreement dated October 1, 2000 with the National Association of Car Auto racing (“NASCAR”), whereby the Company is obligated to make payments totaling $375,000 in calendar 2002.  Payments of an additional $400,000 are required with respect to the final year of the contract prior to January 1, 2003 that were not paid as at December 31, 2002.

7.

Advances from Related Party

There is a note payable to a related party secured against the assets of the Company in the amount of $483,910 due upon demand and without interest.

8.

Contingencies

At December 31, 2002 the Company’s subsidiary had several legal actions pending, the outcome of which is not determinable at this time. Management is of the opinion that the amount of settlements, if any, are not determinable and accordingly no provision has been made in these financial statements.  In the event any loss is recognized, it would be recorded in the accounts in that period.

(a)

Separate actions by Scott Lagasse and Brett Bodine Racing for alleged breach of sponsorship agreements.

(b)

An action by Active Media Services Inc. for alleged non-payment of fees pursuant to an agreement dated November 2000.

(c)

The Company has numerous creditors of long standing, any of which may commence an action.

(d)

The legal subsidiary, RedCell Batteries Inc., has two judgments for CDN$160,000 and CDN$180,000 against it, which it assumed in an asset agreement dated June 1999, neither of which are currently recorded in the records of the Company.

9.

Property and Equipment

December 31, 2002

	Accumulated		Net book
Cost	Amortization	Write-off	Value

Office equipment	$ 143,757	$ 46,084	$ 97,673	$ -
Computer hardware	20,312	7,840	12,472	-
Warehouse equipment	193,590	66,075	127,515	-

$ 357,659	$ 119,999	$ 237,660	$ -

Subsequent to the year-end the assets were forfeited, accordingly they have been written off at December 31, 2002.

10.

Convertible Notes Payable

During the period ended December 31, 2002 the Company’s subsidiary was advanced funds by two private investors, these loans were formalized in convertible note agreements.  The terms of each loan are simple interest at 10%, payable semi-annually, with principal due 10 months from the date of advance.  Each lender committed to loan the Company up to a maximum of $450,000, amounts to be advanced within 5 days of request, and funds to be used solely for the business operations of RBI.  The loans are convertible, in part or in whole, into restricted common shares of the Company at the option of the Company.  The conversion rate to be determined by the lessor of a 30% discount of the average closing price of the Company’s common stock for the five trading days preceding the conversion or $1.00 per share.

The notes payable, plus accrued interest, of $155,003 are included in the liabilities of the subsidiary held for sale at December 31, 2002.

RedCell Power Corporation

(formerly Infobooth, Inc.) (a Development Stage Company)

Schedule of Loss on Investment in Subsidiary

(Stated in US Dollars)

Period May 23, 2002 to December 31, 2002

Sales	$ 675,000

Cost of goods sold	3,084,868

Gross margin	(2,409,868)

Administrative expenses
Advertising	465,881
Amortization	24,808
Bank charges and interest	15,360
Insurance	15,215
Office and miscellaneous	53,411
Professional fees	320,303
Salaries, wages and benefits	-
Telephone	6,865
Travel and promotion	85,578
Warehousing fees	6,915

994,336

Loss before other items	(3,404,204)

Other items
Forgiveness of debt	300,037
Write down of capital assets	(237,660)

62,377

Loss for the period	$ (3,341,827)

REDCELL POWER CORPORATION

(formerly Infobooth, Inc.)

(A Development Stage Company)

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THIS DISCUSSION AND ANALYSIS EXPLAINS REDCELL POWER CORPORATION’S FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE ELEVEN MONTHS ENDED DECEMBER 31, 2002 AND IS INTENDED TO HELP SHAREHOLDERS AND OTHER READERS UNDERSTAND THE DYNAMICS OF THE COMPANY’S BUSINESS AND THE KEY FACTORS UNDERLYING ITS FINANCIAL RESULTS.  CERTAIN STATEMENTS IN THIS MANAGEMENT DISCUSSION AND ANALYSIS (“MD&A”) AND CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONSTITUTE FORWARD-LOOKING STATEMENTS.  SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS OF THE COMPANY, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.  SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING:  LIQUIDITY; THE COMPANY’S ABILITY TO RAISE CAPITAL; DISTRIBUTION; PRODUCT DEVELOPMENT; AND COMPETITION.

BACKGROUND

The Company was incorporated in the State of Delaware in February 1998.  On May 23, 2002 the Company changed its name to RedCell Power Corporation (“RedCell” or the “Company”)

On May 23, 2002 the Company, formerly known as Infobooth, Inc., acquired 100,000 common shares, $1.00 par value, of RedCell Batteries Inc., (“RBI”) a company incorporated under the laws of the province of Alberta.

The acquisition was consummated by the execution of an Acquisition Agreement dated May 23, 2002.  The shares acquired by the Company represented one hundred percent (100%) of all of RBI’s then currently issued and outstanding common stock in a tax free stock-for-stock acquisition.  The aggregate purchase price paid by the Company for the RBI common shares was 8,000,000 newly issued shares of post-reverse split shares of voting common shares of the Company, $0.001 par value.  These shares were issued to the sellers of the RBI shares subsequent to a 1 for 10 reverse split by the Company of its voting common stock. Additionally, pursuant to the terms of the Acquisition Agreement, the sum of 257,501 common shares of the Company, held by the previous majority shareholders of the Company, were cancelled.

As a result of the foregoing transaction, there was a change in control of the Company to the shareholders of RBI.  The shareholders of RBI now hold approximately 99% of the outstanding common shares of the Company.  As a result of this acquisition and change of control, the Company changed its name to “RedCell Power Corporation”.

During the year, it was determined that the operations of RBI were no longer viable and management is actively pursuing a purchaser for this company. Accordingly, reverse takeover accounting has been discontinued and the transaction is now reflected as an acquisition of an equity investment with losses of the subsidiary recorded as part of the loss on the investment.

The Company is considered to be in the development stage.

OVERVIEW OF REDCELL POWER CORPORATION

Our name is now RedCell Power Corporation and we are seeking a purchaser for the battery business.

We are a development stage company.

The Company currently maintains an office in Canada at at 440 Stevens Drive, West Vancouver, British Columbia, V7S 1C6.

RESULTS OF OPERATIONS

Restructuring

During the past year, we have suspended our battery operations, sold the entire inventory at a loss, and are now actively seeking a purchaser for the battery business.

Liquidity and Capital Resources

To date we have incurred significant net losses.  The net loss for the eleven months ended December 31, 2002 is $4,367,835, the accumulated deficit as at December 31, 2002 is $4,500,017, and we continue to incur losses.  These factors raise substantial doubt about our ability to continue as a going concern.  We anticipate that we may continue to incur significant operating losses for the foreseeable future.  There can be no assurance as to whether or when we will generate material revenues or achieve profitable operations.

During the eleven months ended December 31, 2002, RBI was advanced funds by two private investors through convertible note agreements.  The terms of each note are for repayment with interest at an annual rate of 10%, payable semi-annually, with the principal amount due 10 months from the date of the advance.  Each lender has committed to loan the Company up to a maximum of $450,000, with the funds to be used solely for the business operations of the Company.  The loans are convertible, in part or in whole, into restricted common shares of the Company at the option of the Company.  The conversion rate to be determined by the lessor of a 30% discount of the average closing price of the Company’s common stock for the five trading days preceding the conversion or $1.00 per share.  Under the convertible notes the Company is restricted from issuing common stock for less than $1.00, without the written permission of the Lender.  In the event that the Company breaches this provision all principal and interest becomes immediately payable.

During the eleven months ended December 31, 2002, we also were advanced funds of $775,000 from a private investor by way of a loan which is due on demand, without interest, and with a charge against the inventory.  When the inventory was sold in December of 2002, some of the proceeds from the sale of the inventory was applied to this loan to reduce the amount owing to $483,910 as at December 31, 2002.

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

PART II – OTHER INFORMATION

ITEM 1. – LEGAL PROCEEDINGS

RedCell Power Corporation does not have any legal proceedings pending against it at this time. Our subsidiary, RedCell Batteries Inc. currently has three (3) separate legal actions pending against it filed by Scott Lagasse and Brent Bodine Racing for alleged breach of sponsorship agreements, and by Active Media Services Inc. for alleged non-payment of fees pursuant to an agreement dated November 2000.

ITEM 2. – CHANGES IN SECURITIES

On May 23, 2002, the Company, formerly known as Infobooth, Inc., issued 8,000,000 newly issued shares of post-reverse split shares of voting common stock of the Company, $0.001 par value.  These shares were issued to the sellers of the RedCell shares subsequent to a 1 for 10 reverse split by Infobooth, Inc. of its voting common stock.  The issuance of these shares, and the 1 for 10 reverse split were in accordance with the terms of the Acquisition Agreement whereby Infobooth, Inc. acquired RedCell IInc.

On May 23, 2002, the sum of 257,501 common shares of Infobooth, Inc. held by the previous majority shareholders of the Company were cancelled with their consent as part of the terms of the Acquisition Agreement whereby Infobooth, Inc. acquired RedCell Batteries Inc.

On July 31, 2002, pursuant to a settlement agreement dated July 31, 2002, Redmond Capital Corp. (“Redmond”) agreed to forgive debt of $2,800,675 owed to it by the Company’s legal subsidiary, RedCell Batteries Inc.  In exchange the Company issued 2,800,675 restricted common shares of the Company, to Redmond.  This forgiveness has been recorded as additional paid in capital in the current fiscal period.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES

There have been no default in the payment of principal, interest, or sinking fund, or purchase fund instalments on any senior securities.

ITEM 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 21, 2002, the Company submitted to a vote of its security holders the approval and ratification of the terms of the Acquisition Agreement whereby Infobooth, Inc. acquired RedCell Batteries Inc.  The majority of the shareholder of Infobooth, Inc. approved the terms of the Acquisition Agreement and the proposed transaction.  As a result of such approval, the shareholders consented to effectuating an amendment to the Certificate of Incorporation of the Company thereby changing the name of Infobooth, Inc. to RedCell Power Corporation.  The shareholders also consented to a 1 for 10 reverse stock split of the outstanding shares of common stock of Infobooth, Inc.

ITEM 5. – OTHER INFORMATION

There is no other information to report which is material to the Company’s financial condition not previously reported.

ITEM 6. – EXHIBITS AND REPORTS ON FORM 8-K

On May 29, 2002, the Company filed a Form 8-K disclosing the change in control of the registrant, the acquisition of assets, and other events including Regulation FD disclosure.  An amendment to that Form 8-K was filed on June 5, 2002 which attached a copy of the Acquisition Agreement executed by the parties. A further amendment was filed on July 29, 2002 providing consolidated audited financial statements of the Company, subsequent to its acquisition of RedCell Batteries Inc.

On August 5, 2002, the Company filed a Form 8-K disclosing the change in its fiscal year end from January 31st to December 31st to coincide with the year end of its wholly owned subsidiary, RedCell Batteries Inc.

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

On December 17, 2002, the Company filed a Form 8-K announcing the resignation of one of our directors, Mr. Alain Kardos.  There was no disagreement between Mr. Kardos on any matters relating to the Company’s operations, policies, or practices.  The Company announced in that same filing that the head office in Vancouver, British Columbia had been moved to 440 Stevens Drive in West Vancouver, British Columbia, V7S 1C6.  The Company also announced in that same filing that the inventory was sold to an unrelated third party, Turnstone Holdings LLC, for $675,000.

These filings are incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 22nd day of December, 2003.

REDCELL POWER CORPORATION

(Registrant)

“Cameron King”

_______________________________

Cameron King

President and Chief Executive Officer