Form 10QSB
period 2003-09-30
REDCELL POWER CORP
filed 2004-01-06
CIK 1079548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes

[ X ]

No

[     ]

The number of outstanding common shares, $ .001 par value, of the Registrant at:

September 30, 2003:  11,146,177

REDCELL POWER CORPORATION

(formerly Infobooth, Inc.)

(a Development Stage Company)

Interim Financial Statements

Nine months ended September 30, 2003

(Stated in US Dollars)

Table of Contents

Notice to Reader

Interim Balance Sheet

Interim Statements of Loss and Deficit

Interim Statements of Stockholders’ Equity

Interim Statements of Cash Flows

Notes to the Interim Financial Statements

T. A. ST. DENIS & ASSOCIATES INC.

677 – 999 Canada Place

Vancouver, British Columbia

V6C 3E1

Phone: 604-685-8548

Fax: 604-682-8441

NOTICE TO READER

I have compiled the interim balance sheet of Redcell Power Corporation as at September 30, 2003, the interim statements of operations, the interim statements of stockholders’ equity, and the interim cash flow statements for the nine months ended from information provided by the company’s management. I have not audited, reviewed, or otherwise attempted to verify the accuracy or completeness of such information.  Readers are cautioned that these statements may not be appropriate for their purposes.

“Tracey St. Denis”

Certified General Accountant

Vancouver, British Columbia

December 21, 2003

REDCELL POWER CORPORATION

(formerly Infobooth, Inc.)

(A Development Stage Company)

INTERIM BALANCE SHEET

AS AT SEPTEMBER 30, 2003 WITH AUDITED FIGURES AT DECEMBER 31, 2002

(Unaudited – See Notice to Reader)

(Stated in US Dollars)

September 30, 2003 (Unaudited)	December 31, 2002 (Audited)

ASSETS

CURRENT ASSETS
Assets of subsidiary held for sale (note 3)	$ 68,421	$ 68,421

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 13,287	$ 8,787
Advances from related party (note 7)	483,910	483,910
Liabilities of subsidiary held for sale (notes 3 and 10)	1,390,578	1,390,578

1,887,775	1,883,275

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value
25,000,000 shares authorized
11,146,177 shares outstanding	11,148	11,148

Additional paid in capital	2,674,015	2,674,015

Deficit	(4,504,517)	(4,500,017)

(1,819,354)	(1,814,854)

$ 68,421	$ 68,421

Nature of Operations (note 1)

Commitments and Contingencies (notes 4, 6, and 8)

Approved by the Directors:

“Cameron King”

__________________________ Director

REDCELL POWER CORPORATION

(formerly Infobooth, Inc.)

(A Development Stage Company)

INTERIM STATEMENTS OF LOSS AND DEFICIT

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Unaudited – See Notice to Reader)

(Stated in US Dollars)

Three months ended September 30, 2003	Three months ended September 30, 2002	Nine months ended September 30, 2003	Nine months ended September 30, 2002

Administrative expenses
Accounting	$ 1,500	$ -	$ 4,500	$ 680
Legal	-	11,173	-	17,879
Office	-	-	-	93
Rent	-	-	-	3,000
Filing fees	-	235	-	4,171

1,500	11408	4,500	25,823

Loss for the period	(1,500)	(11,408)	(4,500)	(25,823)

Deficit, beginning of period	(4,503,017)	(146,597)	(4,500,017)	(132,182)

Deficit, end of period	$ (4,504,517)	$ (158,005)	$ (4,504,517)	$ (158,005)

(See accompanying notes)

REDCELL POWER CORPORATION

(formerly Infobooth, Inc.)

(A Development Stage Company)

INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY

AS AT SEPTEMBER 30, 2003

(Unaudited – See Notice to Reader)

(Stated in US Dollars)

Number of shares	Par value	Additional Paid in Capital	Accumulated Deficit	Total

Form the period February 25, 1998 to January 31, 1999 Issue 100,000 common shares May 18, 1998	1,000,000	$ 1,000	$ 9,000	$ -	$ 10,000
Capital contribution for the period	-	-	9,000	-	9,000
Net loss for the period	-	-	-	(19,050)	(19,050)

Balance January 31, 1999	1,000,000	1,000	18,000	(19,050)	(50)

Capital contribution for the period	-	-	31,050	-	31,050
Net loss for the year	-	-	-	(34,550)	(34,550)

Balance January 31, 2000	1,000,000	1,000	49,050	(53,600)	(3,550)

Issue 65, 000 common shares February 1, 2000	65,000	65	9,935	-	10,000
Issue 10,000 common shares August 1, 2000	10,000	10	290	-	300
2.5 for 1 stock split August 1, 2000	1,612,500	1,613	(1,613)	-	-
Issue 100,000 common shares January 15, 2001	100,000	100	1,900	-	2,000
Capital contribution for the year	-	-	35,425	-	35,425
Net loss for the year	-	-	-	(45,475)	(45,475)

Balance January 31, 2001	2,787,500	2,788	94,987	(99,075)	(1,300)

Issue 50, 000 common shares August 10, 2001	50,000	50	-	-	50
Capital contribution for the year	-	-	32,300	-	32,300
Net loss for the year	-	-	-	(33,107)	(33,107)

Balance January 31, 2002	2,837,500	2,838	127,287	(132,182)	(2,057)

Stock dividend paid	-	-	(50)	-	(50)
Reverse stock split 1 for 10	(2,554,497)	(2,554)	2,554	-	-
Stock cancelled by majority shareholders May 2002	(257,501)	(2,554)	2,554	-	-
Stock issued to effect the acquisition of subsidiary (note 3)	8,000,000	8,000	-	-	8,000
Issued	320,000	320	-	-	320
Mutual release of debt owed to Redmond Capital Corp (note 5)	2,800,675	2,801	2,543,967	-	2,546,768
Net loss for the period	-	-	-	(4,367,835)	(4,367,835)

Balance December 31, 2002	11,146,177	11,148	2,674,015	(4,500,017)	(1,814,854)
Net loss for the period	-	-	-	(4,500)	(4,500)

Balance September 30, 2003	11,146,177	$ 11,148	$ 2,674,015	$ (4,504,517)	$ (1,819,354)

(See accompanying notes)

REDCELL POWER CORPORATION

(formerly Infobooth, Inc.)

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Unaudited – See Notice to Reader)

(Stated in US Dollars)

Three months ended September 30, 2003	Three months ended September 30, 2002	Nine months ended September 30, 2003	Nine months ended September 30, 2002

Cash provided by (used for)

Operating activities
Loss for the period	$ (1,500)	$ (11,408)	$ (4,500)	$ (25,823)
Loss on investment in subsidiary	-	(475,532)	-	(1,460,428)

	(1,500)	(486,940)	(4,500)	(1,486,251)

Changes in non-cash working capital items
Working capital of subsidiary held for sale	-	475,532	-	1,460,428
Accounts payable and accrued liabilities	1,500	11,408	4,500	25,823

-	-	-	-

Financing activity
	-	-	-	-

Investing activity
Advances to subsidiary held for sale	-	-	-	-

Increase (decrease) in cash during the period	-	-	-	-

Cash, beginning of period	-	-	-	-

Cash, end of period	$ -	$ -	$ -	$ -

Supplemental disclosure of non-cash financing and investing activities (notes 3, 4 and 5)

(See accompanying notes)

REDCELL POWER CORPORATION

(formerly Infobooth, Inc.)

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

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

2.

Significant Accounting Policies

(a)

Development stage company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7.  As of September 30, 2003, the Company is seeking a purchaser for its battery business.

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

Balance sheet of RBI at September 30, 2003

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

6.

Commitments

The Company’s subsidiary has an Agreement dated October 1, 2000 with the National Association of Car Auto racing (“NASCAR”), whereby the Company is obligated to make payments totaling $375,000 in calendar 2002.  Payments of an additional $400,000 are required with respect to the final year of the contract prior to January 1, 2003 that were not paid as at September 30, 2003.

7.

Advances from Related Party

There is a note payable to a related party secured against the assets of the Company in the amount of $483,910 due upon demand and without interest.

8.

Contingencies

At September 30, 2003 the Company’s subsidiary had several legal actions pending, the outcome of which is not determinable at this time. Management is of the opinion that the amount of settlements, if any, are not determinable and accordingly no provision has been made in these financial statements.  In the event any loss is recognized, it would be recorded in the accounts in that period.

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

REDCELL POWER CORPORATION

(formerly Infobooth, Inc.)

(A Development Stage Company)

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THIS DISCUSSION AND ANALYSIS EXPLAINS REDCELL POWER CORPORATION’S FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND IS INTENDED TO HELP SHAREHOLDERS AND OTHER READERS UNDERSTAND THE DYNAMICS OF THE COMPANY’S BUSINESS AND THE KEY FACTORS UNDERLYING ITS FINANCIAL RESULTS.  CERTAIN STATEMENTS IN THIS MANAGEMENT DISCUSSION AND ANALYSIS (“MD&A”) AND CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONSTITUTE FORWARD-LOOKING STATEMENTS.  SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS OF THE COMPANY, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.  SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING:  LIQUIDITY; THE COMPANY’S ABILITY TO RAISE CAPITAL; DISTRIBUTION; PRODUCT DEVELOPMENT; AND COMPETITION.

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

Liquidity and Capital Resources

To date we have incurred significant net losses.  The net loss for the nine months ended September 30, 2003 is $4,500, the accumulated deficit as at September 30, 2003 is $4,504,517, and we continue to incur losses.  These factors raise substantial doubt about our ability to continue as a going concern.  We anticipate that we may continue to incur significant operating losses for the foreseeable future.  There can be no assurance as to whether or when we will generate material revenues or achieve profitable operations.

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

During the eleven months ended December 31, 2002, we also were advanced funds of $775,000 from a private investor by way of a loan which is due on demand, without interest, and with a charge against the inventory.  When the inventory was sold in December of 2002, some of the proceeds from the sale of the inventory was applied to this loan to reduce the amount owing to $483,910 as at December 31, 2002 and September 30, 2003.

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