Form 10KSB
period 2003-12-31
REDCELL POWER CORP
filed 2005-04-22
CIK 1079548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003 OR

[    ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

Commission file number:  _000-25529

REDCELL POWER CORPORATION

____________________________________________________________________________________

(Exact name of small business issuer in its charter)

Delaware	13-4044390
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4860 Northwood Drive West Vancouver, British Columbia Canada	V7S 3C6
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (604) 230-3153

Securities Registered Under Section 12(b) of the Exchange Act:

None

Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [    ]

State issuer’s revenues for most recent fiscal year:  $Nil

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  8,345,502 issued and outstanding as at March 31, 2004

Documents Incorporated by Reference:  None.

Transitional Small Business Format.   Yes [  ]   No [X]

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

The Company was incorporated in the State of Delaware in February 1998.  On May 23, 2002 the Company changed its name from Infobooth, Inc. to RedCell Power Corporation.

On May 23, 2002 the Company, acquired 100,000 common shares, $1.00 par value, of RedCell Batteries Inc., (“RBI”) a company incorporated under the laws of the province of Alberta.

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

Subsequent to the acquisition, the Company determined that the operations of RBI were not viable and accordingly adopted a formal plan of disposal.  On December 30, 2003 the Company sold the beneficial right to, title and interest of its shares in RBI for US$1.00.  This sale resulted in a gain on sale of subsidiary of $3,868,925, as the difference between the assets held for sale and liabilities held for sale.

ITEM 2.

DESCRIPTION OF PROPERTY

The Company is currently looking to locate and consummate a merger or acquisition with an operating entity.  The Company is considered to be in the development stage.

ITEM 3.

LEGAL PROCEEDINGS

RedCell Power Corporation does not have any legal proceedings pending against it at this time. The Company’s previous subsidiary, RedCell Batteries Inc. has several legal actions pending, the outcome of which is not determinable at this time.  Management is of the opinion that the amounts of settlements, if any, are not determinable and accordingly no provisions have been made in the Company’s financial statements for the year ended December 31, 2003.  The following are the settlements related to the Company’s subsidiary RBI, which has been sold at December 30, 2003:

(a)

Separate actions by Scott Lagasse and Brett Bodine Racing for alleged breach of sponsorship agreements;

(b)

An action by Active Media Services Inc. for alleged non-payment of fees pursuant to an agreement dated November 2000;

(c)

RBI has numerous creditors of long standing, any of which may commence an action; and

(d)

The previous legal subsidiary, has two judgements for CDN$160,000 (US$124,000) and CDN$180,000 (US$139,000) against it, which it assumed in an asset agreement dated June 1999, neither of which are currently recorded in the records of the Company.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a shareholder vote during the fiscal year ended December 31, 2003.

PART II

ITEM 5

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is currently not traded or quoted in any market place, nor is the Company aware of any established public trading market for RedCell’s common stock.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

We are a development stage company.

The Company currently maintains an office in Canada at 1650 – 1180 West Georgia Street, Vancouver, British Columbia V6E 4A2.

RESULTS OF OPERATIONS

Restructuring

During the past year, we have sold the beneficial right, title, and interest of shares in RedCell Batteries Inc.  This sale resulted in a gain on sale of subsidiary of $3,868,925, as the difference between the assets held for sale and liabilities held for sale.

Liquidity and Capital Resources

To date we have incurred significant net losses.  The net income for the year ended December 31, 2003 is $3,692,128; the accumulated deficit as at December 31, 2003 is $807,889.  The Company has no current operations and is currently looking to locate and consummate a merger or acquisition with an operating entity. These factors raise substantial doubt about our ability to continue as a going concern.  We anticipate that we may continue to incur significant operating losses for the foreseeable future.  There can be no assurance as to whether or when we will generate material revenues or achieve profitable operations.

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

ITEM 7.

FINANCIAL STATEMENTS

The Annual Financial Statements for the year ended December 31, 2003 will follow the text of this Form 10-KSB.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures and its internal controls and procedures for financial reporting.  This evaluation was done under the supervision and with the participation of management, including the President and Chief Financial Officer.  In accordance with SEC requirements, the President and Chief Financial Officer note that, since the date of the evaluation to the date of this Annual Report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.  Based upon the Company’s evaluation, the President and Chief Financial Officer have concluded that the Company’s disclosure controls are effective to ensure that material information relating to the Company is made known to management, including the President and Chief Financial Officer, particularly during the period when the Company’s periodic reports are being prepared, and that the Company’s internal controls are effective to provide reasonable assurance that the Company’s financial statements are fairly presented in conformity with generally accepted accounting principles.

ITEM 8.B.

OTHER INFORMATION

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors

The list presented below sets forth the names and ages of all directors of the Company indicating all positions and offices with the Company held by each such person and his term of office as director and the period during which he has served as such.

Name	Age	Positions	Director Since

Cameron King	43	Director	March 2003

Identification of Executive Officers

The list presented below sets forth the names and ages of all executive officers of the Company indicating all positions and offices held by such person and the period during which he has served as such.

Name	Age	Positions	Director Since

Cameron King	43	President	March 2003
		Chief Executive Officer

(1)

All officers serve at the discretion of the Board of Directors

Business Experience

Mr. King, is a MBA from Michigan and finance graduate of McMaster University, with over 20 years of senior management experience developing expertise in capital markets, sales, marketing and public relations. Mr. King was a key member of the Corporate Banking team with the Bank of Nova Scotia in Toronto, Canada, specializing in Merger and Acquisition due diligence.

Since 1995 Cameron has operated a successful Venture Capital Company by incubating, structuring and public listing several companies ranging from Internet based technology, mining, oil and gas exploration and telecommunications.

Involvement in Certain Legal Proceedings

Refer to ITEM 3. “LEGAL PROCEDINGS”.

Promoters and Control Persons

Not applicable.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company believes that its officers, directors and 10% beneficial owners have filed on a timely basis all required Forms 3, 4 and 5 under Section 16(a) of the Exchange Act due in or in respect of the 2003 fiscal year.

ITEM 10.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table reflects cash and non-cash compensation paid or accrued by the Company during the fiscal years ended December 31, 2003, 2002 and 2001 to or for the account of the chief executive officer and each executive officer whose cash compensation exceeded $100,000, and all executives of the Company as a group:

	Annual Compensation					Long-term Compensation
Name and Principal Position	Year Ended Nov. 30	Salary	Bonus	Other Annual Compensation	Restricted Stock Award	Securities Underlying Options/SARs	LTIP Payouts	All Other Compensation

Cameron King	2003	120,000	N/A	N/A	N/A	N/A	N/A	N/A
Chairman of the Board	2002	120,000	N/A	N/A	N/A	N/A	N/A	N/A
	2001	120,000	N/A	N/A	N/A	N/A	N/A	N/A

(b)

Option/SAR Grants in Last Fiscal Year

% of Total

Options/SARs

Granted to

Number of Securities Underlying Options/SARs	Employees in Fiscal	Exercise or Base Price/	Market Price on Date	Expiration	Grant Date Present

NONE

(c)

Aggregated Option/SAR Exercises and Last Fiscal Year and Year-End Option/SAR Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY-end (all exercisable)	Value of Unexercised In-The-Money Options/SARs at FY-end (all exercisable)

NONE

ITEM 11

SEXURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)

Security Ownership of Certain Beneficial Owners

The Company is not aware of any of any persons who own beneficially more than 5 percent of the outstanding shares of its Common Stock.  The Company has no other class of voting securities.

(b)

Security Ownership of Management

Not Applicable

 (c)

Changes in Control

None.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)

Transactions With Management and Others

None.

(b)

Certain Business Relationships

None.

(c)

Indebtedness of Management

None.

(d)

Transactions with Promoters

Not applicable.

ITEM 13.

EXHIBITS

31

Certifications by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certificate of Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees paid to MacKay, LLP

For the fiscal years ended December 31, 2003 and December 31, 2002, MacKay LLP provided services in the following categories and amounts.

Fiscal Year Ended
	December 31, 2003	December 31, 2002

Audit Fees	$ 9,500	$ 10,000
Audit-Related Fees	750	-
Tax Fees	-	-
All Other Fees	-	-

Policies and Procedures for Approval of Audit and Non-Audit Services:

The Company has approved an audit committee, through which all audit and non-audit services are approved.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDCELL POWER CORPORATION

By: “Cameron King”_____________________

Cameron King, President,

and Chief Executive Officer