Form 10QSB
period 2004-03-31
REDCELL POWER CORP
filed 2005-05-02
CIK 1079548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

[     ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number:  000-25529

REDCELL POWER CORPORATION

_______________________________________________________________________________

(Exact name of registrant as specified in its charter)

Delaware	13-4044390
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1650 – 1180 West Georgia Street, Vancouver, British Columbia V6E 4A2

(604) 230-3153

_______________________________________________________________________________

(Address and telephone number of registrant’s principal executive offices and principal place of business)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), or (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]    No [     ]

The number of outstanding common shares, $ .001 par value, of the Registrant at:

March 31, 2004:  8,345,502

Traditional Small Business Disclosure Format:

Yes [     ]    No [ X ]

PART I – FINANCIAL INFORMATION

Item 1

Financial Statements

The Quarterly Financial Statements for the period ended March 31, 2004 will follow the text of this Form 10-QSB.

Item 2

Management’s Discussion and Analysis

Overview

We are a development stage company.

The Company currently maintains an office in Canada at 1650 – 1180 West Georgia Street, Vancouver, British Columbia V6E 4A2.

RESULTS OF OPERATIONS

Restructuring

Since the sale of the beneficial right, title, and interest of shares in RedCell Batteries Inc completed in December 2003, we have been looking to locate and consummate a merger or acquisition with an operating entity.  The Company is considered to be in the development stage.

Liquidity and Capital Resources

To date we have incurred significant net losses.  The net loss for the period ended March 31, 2004 is $33,368; the accumulated deficit as at March 31, 2004 is $841,257.  The Company has no current operations and is currently looking to locate and consummate a merger or acquisition with an operating entity. These factors raise substantial doubt about our ability to continue as a going concern.  We anticipate that we may continue to incur significant operating losses for the foreseeable future.  There can be no assurance as to whether or when we will generate material revenues or achieve profitable operations.

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

Item 3

Controls and Procedures

As of the end of the period covered by this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures and its internal controls and procedures for financial reporting.  This evaluation was done under the supervision and with the participation of management, including the President and Chief Financial Officer.  In accordance with SEC requirements, the President and Chief Financial Officer note that, since the date of the evaluation to the date of this Quarterly Report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.  Based upon the Company’s evaluation, the President and Chief Financial Officer have concluded that the Company’s disclosure controls are effective to ensure that material information relating to the Company is made known to management, including the President and Chief Financial Officer, particularly during the period when the Company’s periodic reports are being prepared, and that the Company’s internal controls are effective to provide reasonable assurance that the Company’s financial statements are fairly presented in conformity with generally accepted accounting principles.

PART II – OTHER INFORMATION

Item 1

Legal Proceedings

None.

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not issue any securities during the quarter ended March 31, 2004.

Neither the Company nor any affiliated purchaser, purchased or repurchased any shares of the Company during the quarter ended March 31, 2004.

Item 3

Defaults Upon Senior Securities

Not applicable.

Item 4

Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5

Other Information

Not applicable

Item 6

Exhibits and Reports in Form 8-K.

31

Certifications by the Chief Executive Officer and Acting Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certificate of Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)

Reports on Form 8-K.

None.

REDCELL POWER CORPORATION

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2004

(Unaudited – Prepared by Management)

--- INDEX ---

Auditor Review Letter

Interim Balance Sheet

Interim Statements of Loss and Deficit

Interim Statements of Stockholders’ Equity

Interim Statements of Cash Flows

Notes to the Interim Financial Statements

April 8, 2005

Our file No. 823 01233

Mr. Cameron King

RedCell Power Corporation

1650 – 1180 West Georgia St.,

Vancouver, BC V6E 4A2

Dear Sirs:

Re:

Interim Quarterly financial statements for RedCell Power Corporation

We have performed a limited review of the interim financial statements of the Company for the quarter ended March 31, 2004.   Our limited review was solely to conform to the US Securities Exchange Commission Item 310(b) of Regulation S-B and should not be used or referred to for any other purpose.

We have not issued a report for the limited review.  If, in any filing with the SEC, the company states that the interim financial statements have been reviewed by an independent public accountant, a report must be filed with the interim financial statements.

Yours truly,

MacKay LLP

“Sean Gilbert”

Sean Gilbert, CA

Partner

REDCELL POWER CORPORATION

(A Development Stage company)

INTERIM BALANCE SHEET

AS AT MARCH 31, 2004 WITH AUDITED FIGURES AT DECEMBER 31, 2003

(Unaudited – Prepared by Management)

(Stated in US Dollars)

	March 31, 2004 (Unaudited)	December 31, 2003 (Audited)

ASSETS
CURRENT	$ -	$ -

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$ 12,030	$ 13,430
Advances from related party (Note 3)	540,832	536,064
Due to related party (Note 3)	150,000	120,000

	702,862	669,494

STOCKHOLDERS’ EQUITY
SHARE CAPITAL
Common stock, $0.001 par value
25,000,000 shares authorized
8,345,502 shares outstanding (Note 4)	8,347	8,347
Additional paid in capital	130,048	130,048
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	(841,257)	(807,889)

	(702,862)	(669,494)

	$ -	$ -

Nature of Operations (Note 1)

Approved by the Directors:

“Cameron King”

______________________________

Cameron King, Director

The accompanying notes are an integral part of these financial statements.

REDCELL POWER CORPORATION

(A Development Stage company)

INTERIM STATEMENTS OF INCOME AND DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2004

WITH COMPARATIVE FIGURES FOR THE THREE MONTHS ENDED MARCH 31, 2003

(Unaudited – Prepared by Management)

(Stated in US Dollars)

	Three months ended March 31, 2004 (Unaudited)	Three months ended March 31, 2004 (Unaudited)

ADMINISTRATIVE EXPENSES
Accounting	$ 1,268	$ 1,500
Consulting	30,000	-
Filing and Transfer Agent	2,100	-

	33,368	1,500

LOSS FOR THE PERIOD	(33,368)	(1,500)

DEFICIT, BEGINNING OF PERIOD	(807,889)	(4,500,017)

DEFICIT, END OF PERIOD	$ (841,257)	$ (4,501,517)

The accompanying notes are an integral part of these financial statements.

REDCELL POWER CORPORATION

(A Development Stage company)

INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY

AS AT MARCH 31, 2004

(Unaudited – Prepared by Management)

(Stated in US Dollars)

	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance, January 31, 2002	283,750	$ 284	$ 129,841	$ (132,182)	$ (2,057)

Stock dividend paid	-	-	(50)	-	(50)

Stock cancelled by majority shareholders in May of 2002	(258,248)	(257)	257	-	-

Stock issued to effect the acquisition of subsidiary	8,000,000	8,000	-	-	8,000

Issued	320,000	320	-	-	320

Net loss for the period	-	-	-	(4,367,835)	(4,367,835)

Balance, December 31, 2002	8,345,502	8,347	130,048	(4,500,017)	(4,361,622)

Net income for the year	-	-	-	3,692,128	3,692,128

Balance, December 31, 2003	8,345,502	8,347	130,048	(807,889)	(669,494)

Net loss for the period	-	-	-	(33,368)	(33,368)

Balance, March 31, 2004	8,345,502	$ 8,347	$ 130,048	$ (841,257)	$ (702,862)

The accompanying notes are an integral part of these financial statements.

REDCELL POWER CORPORATION

(A Development Stage company)

INTERIM STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004

WITH COMPARATIVE FIGURES FOR THE THREE MONTHS ENDED MARCH 31, 2003

(Unaudited – Prepared by Management)

(Stated in US Dollars)

	Three months ended March 31, 2004 (Unaudited)	Three months ended March 31, 2004 (Unaudited)

OPERATING ACTIVITIES
Net income/(loss) for the period	$ (33,368)	$ (1,500)

Changes in non-cash working capital items:
Accounts payable and accrued liabilities	(1,400)	-
Advances from related party	4,768	1,500

Cash provided/(used) by operating activities	(30,000)	-

FINANCING ACTIVITIES
Advances from related party	30,000	-

Cash provided/(used) by financing activities	30,000	-

NET INCREASE/(DECREASE) IN CASH	-	-

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$ -	$ -

The accompanying notes are an integral part of these financial statements.

REDCELL POWER CORPORATION

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(Unaudited – Prepared by Management)

 (Stated in US Dollars)

1.

NATURE OF OPERATIONS

The Company was incorporated in the State of Delaware in February 1998.  On May 23, 2002 the Company changed its name to RedCell Power Corporation.

The Company is in the development stage and following the reverse take-over of RedCell Batteries Inc. in June of 1998, operated as a wholesale supplier of a private brand label of consumable battery products to retailers.  The Company operated its warehouse facility based in Indiana, U.S.A. and sold to U.S. based retailers.  On August 5, 2002, the Company changed its fiscal year end from January 31st to December 31st to coincide with the year end of its wholly owned subsidiary, Redcell Batteries Inc.

Subsequent to the acquisition, the Company determined that the operations of RedCell Batteries Inc. (“RBI”) were not viable and accordingly adopted a formal plan of disposal.  The Company is again looking to locate and consummate a merger or acquisition with an operating entity.

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

2.

SIGNIFICANT ACCOUNTING POLICIES

(a)

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7.  On December 30, 2003, the Company sold its shares of RBI.

(b)

Comparative Figures

The comparative figures in these financial statements are consolidated and include the accounts of the Company and the accounts of its wholly-owned subsidiary RedCell Batteries Inc. to December 30, 2003 (formerly RedCell Canada Inc.).

REDCELL POWER CORPORATION

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(Unaudited – Prepared by Management)

(Stated in US Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES – Continued

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

(d)

Foreign Currency Translation

The Company’s functional currency is the U.S. dollar.  Transactions in foreign currency are translated into U.S. dollars as follows:

-

Monetary items at the rate prevailing at the balance sheet date;

-

Non-monetary items at the historical exchange rate; and

-

Revenue and expenses at the average rate of exchange in effect during the applicable accounting period.

(e)

Stock-Based Compensation

SFAS 123 “Accounting for stock based compensation”, defines a fair value based method of accounting for employee stock options.  Under this fair value method, compensation cost is measured at the date of grant based on the fair value of the award and is recognized over the vesting period.  However SFAS 123 allows an entity to continue to measure compensation costs related to stock options costs in accordance with Accounting Principle Board Statement No. 25 (APB 25).  The Company has elected to measure compensation related to stock options in accordance with APB 25.  Accordingly, since the fair value of the shares was less than the price of stock options at the date of grant, there is no compensation to be recognized under US GAAP.

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.  SFAS 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS No. 148 is effective for fiscal years beginning after December 15, 2002.  The Company adopted SFAS No. 148, on January 1, 2003 with no material impact on its financial statements.

REDCELL POWER CORPORATION

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(Unaudited – Prepared by Management)

(Stated in US Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES – Continued

(f)

Loss Per Share

Basic loss per share is calculated based on the weighted average number of shares outstanding during the period, in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share”.

(g)

Fair Value of Financial Statements

All significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk.  Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

(h)

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

(i)

Comprehensive Loss

In June 1997, the FASB issued SFAS No. 130 “Reporting comprehensive income”. SFAS 130 requires that total comprehensive income and comprehensive income per share be disclosed with equal prominence as net income and net income per share.  Comprehensive income is defined as changes in shareholders’ equity exclusive of transactions with owners such as capital contributions and dividends. There are no comprehensive income items for the periods reported.

REDCELL POWER CORPORATION

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(Unaudited – Prepared by Management)

(Stated in US Dollars)

3.

RELATED PARTY TRANSACTIONS

There is a liability to a related party secured against the assets of the Company in the amount of $540,832 (December 31, 2003 - $536,064).  These advances do not bear interest, and have no fixed terms, accordingly the fair value cannot be practicably determined.

During the three months ended March 31, 2004, the Company incurred consulting fees of $30,000 (March 31, 2003 - $Nil) with respect to services rendered by a company in which a director has an interest.  As at March 31, 2004 the total amount due to the related company was  $150,000 (December 31, 2003 - $120,000).

These transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

4.

COMMON STOCK

(a)

On May 18, 1998 the Company issued 1,000,000 common shares for $10,000 cash.

(b)

On February 1, 2000 the Company issued 65,000 commons shares for $10,000 cash.

(c)

On August 1, 2000 the Company issued 10,000 common shares for $300 cash.

(d)

On August 1, 2000 the Company completed a 2.5 for 1 stock split.  This has been reflected in the statement of stockholders’ equity on a retroactive basis.

(e)

On January 15, 2001 the Company issued 100,000 common shares for $2,000 cash.

(f)

On August 10, 2001 the Company issued 50,000 common shares for $50 cash.

(g)

On May 24, 2002 the company completed a reverse stock split 1 for 10.  This has been reflected in the statement of stockholders’ equity on a retroactive basis.

(h)

On July 25, 2002 the Company issued 320,000 common shares for $320 cash.

REDCELL POWER CORPORATION

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(Unaudited – Prepared by Management)

(Stated in US Dollars)

5.

NEW ACCOUNTING PRONOUNCMENTS

SFAS No. 123 (revised 2004), Share-Based Payment For public companies, the cost of employee services received in exchange for equity instruments generally should be measured at fair value at the grant date.  The cost of employee services received in exchange for an award of liability instruments should be measured initially at fair value and re-measured subsequently at each reporting date through the settlement date. Public entities that file as small business issuers must comply as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

This Statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003, except for:

*

Mandatorily redeemable noncontrolling interests that would not have to be classified as liabilities by the subsidiary, under the "only upon liquidation" exception in paragraph 9 of SFAS 150, but would be classified as liabilities by the parent in consolidated financial statements, the classification and measurement provisions (but not the disclosure provisions) of SFAS 150 are deferred indefinitely pending further Board action.

*

Other mandatorily redeemable noncontrolling interests that were issued before November 5, 2003, the measurement provisions of SFAS 150 are deferred indefinitely, both for the parent in consolidated financial statements and for the subsidiary that issued the instruments that result in the mandatorily redeemable noncontrolling interest, pending further Board action.  However, the classification and disclosure provisions are not deferred.

SFAS No. 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29.  This amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  The Statement is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005.

In addition, the FASB and Emerging Issues Task Force (“EITF”) have issued a variety of interpretations including the following interpretations with wide applicability.

EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  The effective date for the measurement and recognition guidance contained in paragraphs 10 through 20 of Issue 03-1 is delayed.  The disclosure guidance in paragraphs 21 and 22 of Issue 03-1 remains effective.

REDCELL POWER CORPORATION

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(Unaudited – Prepared by Management)

(Stated in US Dollars)

5.

NEW ACCOUNTING PRONOUNCMENTS - Continued

EITF Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", in Determining Whether to Report Discontinued OperationsThis Issue describes an approach for evaluating whether criteria have been met for classifying as discontinued operations the results of operations of a component of an entity that either has been disposed of or is classified as held for sale in fiscal periods beginning after December 15, 2004.

EITF Issue No. 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination.  This Issue concludes that a business combination between two parties having a preexisting relationship is a multiple-element transaction with one element being the business combination and the other element being the settlement of the preexisting relationship.  The consensuses should be applied to business combinations consummated and goodwill impairment tests performed in reporting periods beginning after October 13, 2004.

The adoption of these new pronouncements is not expected to have a material effect on the Company’s financial position or results of operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

REDCELL POWER CORPORATION
(Registrant)
Date: April 5, 2005	By: /s/ Cameron King
Cameron King Chief Executive Officer and Director