Form 10QSB
period 2004-06-30
REDCELL POWER CORP
filed 2005-05-02
CIK 1079548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

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

Yes [ X ]    No [     ]

The number of outstanding common shares, $ .001 par value, of the Registrant at:

June 30, 2004:  8,345,502

Traditional Small Business Disclosure Format:

Yes [     ]    No [ X ]

PART I – FINANCIAL INFORMATION

Item 1

Financial Statements

The Quarterly Financial Statements for the period ended June 30, 2004 will follow the text of this Form 10-QSB.

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

Liquidity and Capital Resources

To date we have incurred significant net losses.  The net loss for the period ended June 30, 2004 is $64,893; the accumulated deficit as at June 30, 2004 is $872,782.  The Company has no current operations and is currently looking to locate and consummate a merger or acquisition with an operating entity. These factors raise substantial doubt about our ability to continue as a going concern.  We anticipate that we may continue to incur significant operating losses for the foreseeable future.  There can be no assurance as to whether or when we will generate material revenues or achieve profitable operations.

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

Inflation

As we are a development stage company, inflation has not had a material affect on our operations.  In the event we are no longer considered a development stage entity, inflation may affect our ability to generate profits, as increased costs may be associated with development and marketing of our products.  In the opinion of management, inflation at this time has not and will not have a material affect on our operations. Management will evaluate the possible affects of inflation on RedCell as it relates to our business and operations and will proceed accordingly.

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

Legal Proceedings

None.

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not issue any securities during the quarter ended June 30, 2004.

Neither the Company nor any affiliated purchaser, purchased or repurchased any shares of the Company during the quarter ended June 30, 2004.

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

JUNE 30, 2004

(Unaudited – Prepared by Management)

--- INDEX ---

Auditor Review Letter

Interim Balance Sheet

Interim Statements of Loss and Deficit

Interim Statements of Stockholders’ Equity

Interim Statements of Cash Flows

Notes to the Interim Financial Statements

April 8, 2005

Our file No. 823 01233

Mr. Cameron King

RedCell Power Corporation

1650 – 1180 West Georgia St.

Vancouver, BC V6E 4A2

Dear Sirs:

Re:

Interim Quarterly financial statements for RedCell Power Corporation

We have performed a limited review of the interim financial statements of the Company for the quarter ended June 30, 2004.   Our limited review was solely to conform to the US Securities Exchange Commission Item 310(b) of Regulation S-B and should not be used or referred to for any other purpose.

We have not issued a report for the limited review.  If, in any filing with the SEC, the company states that the interim financial statements have been reviewed by an independent public accountant, a report must be filed with the interim financial statements.

Yours truly,

MacKay LLP

“Sean Gilbert”

Sean Gilbert, CA

Partner

REDCELL POWER CORPORATION

(A Development Stage company)

INTERIM BALANCE SHEET

AS AT JUNE 30, 2004 WITH AUDITED FIGURES AT DECEMBER 31, 2003

(Unaudited – Prepared by Management)

(Stated in US Dollars)

	June 30, 2004 (Unaudited)	December 31, 2003 (Audited)

ASSETS
CURRENT	$ -	$ -

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$ 13,555	$ 13,430
Advances from related party (Note 3)	540,832	536,064
Due to related party (Note 3)	180,000	120,000

	734,387	669,494

STOCKHOLDERS’ EQUITY
SHARE CAPITAL
Common stock, $0.001 par value
25,000,000 shares authorized
8,345,502 shares outstanding (Note 4)	8,347	8,347
Additional paid in capital	130,048	130,048
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	(872,782)	(807,889)

	(734,387)	(669,494)

	$ -	$ -

Nature of Operations (Note 1)

Approved by the Directors:

“Cameron King”

______________________________

Cameron King, Director

The accompanying notes are an integral part of these financial statements.

REDCELL POWER CORPORATION

(A Development Stage company)

INTERIM STATEMENTS OF INCOME AND DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Unaudited – Prepared by Management)

(Stated in US Dollars)

	Three months ended June 30, 2004 (Unaudited)	Three months ended June 30, 2003 (Unaudited)	Six months ended June 30, 2004 (Unaudited)	Six months ended June 30, 2003 (Unaudited)

ADMINISTRATIVE EXPENSES
Accounting	$ 1,500	$ 1,500	$ 2,768	$ 3,000
Consulting	30,000	-	60,000	-
Filing and Transfer Agent	25	-	2,125	-

	31,525	1,500	64,893	3,000

LOSS FOR THE PERIOD	(31,525)	(1,500)	(64,893)	(3,000)

DEFICIT, BEGINNING OF PERIOD	(841,257)	(4,501,517)	(807,889)	(4,500,017)

DEFICIT, END OF PERIOD	$ (872,782)	$ (4,503,017)	$ (872,782)	$ (4,503,017)

The accompanying notes are an integral part of these financial statements.

REDCELL POWER CORPORATION

(A Development Stage company)

INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY

AS AT JUNE 30, 2004

(Unaudited – Prepared by Management)

(Stated in US Dollars)

	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance, January 31, 2002	283,750	$ 284	$ 129,841	$ (132,182)	$ (2,057)

Stock dividend paid	-	-	(50)	-	(50)

Stock cancelled by majority shareholders in May of 2002	(258,248)	(257)	257	-	-

Stock issued to effect the acquisition of subsidiary	8,000,000	8,000	-	-	8,000

Issued	320,000	320	-	-	320

Net loss for the period	-	-	-	(4,367,835)	(4,367,835)

Balance, December 31, 2002	8,345,502	8,347	130,048	(4,500,017)	(4,361,622)

Net income for the year	-	-	-	3,692,128	3,692,128

Balance, December 31, 2003	8,345,502	8,347	130,048	(807,889)	(669,494)

Net loss for the period	-	-	-	(64,893)	(64,893)

Balance, June 30, 2004	8,345,502	$ 8,347	$ 130,048	$ (872,782)	$ (734,387)

The accompanying notes are an integral part of these financial statements.

REDCELL POWER CORPORATION

(A Development Stage company)

INTERIM STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Unaudited – Prepared by Management)

(Stated in US Dollars)

	Three months ended June 30, 2004 (Unaudited)	Three months ended June 30, 2003 (Unaudited)	Six months ended June 30, 2004 (Unaudited)	Six months ended June 30, 2003 (Unaudited)

OPERATING ACTIVITIES
Net income/(loss) for the period	$ (31,525)	$ (1,500)	$ (64,893)	$ (3,000)

Changes in non-cash working capital items:
Accounts payable and accrued liabilities	1,525	-	125	3,000
Advances from related party	-	1,500	4,768	-

Cash provided/(used) by operating activities	(30,000)	-	(60,000)	-

FINANCING ACTIVITIES
Advances from related party	30,000	-	60,000	-

Cash provided/(used) by financing activities	30,000	-	60,000	-

NET INCREASE/(DECREASE) IN CASH	-	-	-	-

CASH, BEGINNING OF PERIOD	-	-	-	-

CASH, END OF PERIOD	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

REDCELL POWER CORPORATION

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2004

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

FOR THE SIX MONTHS ENDED JUNE 30, 2004

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

FOR THE SIX MONTHS ENDED JUNE 30, 2004

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

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(Unaudited – Prepared by Management)

(Stated in US Dollars)

3.

RELATED PARTY TRANSACTIONS

There is a liability to a related party secured against the assets of the Company in the amount of $540,832 (December 31, 2003 - $536,064).  These advances do not bear interest, and have no fixed terms, accordingly the fair value cannot be practicably determined.

During the six months ended June 30, 2004, the Company incurred consulting fees of $60,000 (June 30, 2003 - $Nil) with respect to services rendered by a company in which a director has an interest.  As at June 30, 2004 the total amount due to the related company was $180,000 (December 31, 2003 - $120,000).

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

On July 25, 2002 the Company issued 320,000 common shares for $320 cash.

REDCELL POWER CORPORATION

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(Unaudited – Prepared by Management)

(Stated in US Dollars)

5.

NEW ACCOUNTING PRONOUNCMENTS

SFAS No. 123 (revised 2004), Share-Based Payment.  For public companies, the cost of employee services received in exchange for equity instruments generally should be measured at fair value at the grant date.  The cost of employee services received in exchange for an award of liability instruments should be measured initially at fair value and re-measured subsequently at each reporting date through the settlement date. Public entities that file as small business issuers must comply as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  This Statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003, except for:

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

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(Unaudited – Prepared by Management)

(Stated in US Dollars)

5.

NEW ACCOUNTING PRONOUNCMENTS - Continued

EITF Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", in Determining Whether to Report Discontinued Operations.  This Issue describes an approach for evaluating whether criteria have been met for classifying as discontinued operations the results of operations of a component of an entity that either has been disposed of or is classified as held for sale in fiscal periods beginning after December 15, 2004.

EITF Issue No. 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination

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

REDCELL POWER CORPORATION
(Registrant)
Date: April 22, 2005	By: /s/ Cameron King
Cameron King Chief Executive Officer and Director