Form 10KSB
period 2004-12-31
REDCELL POWER CORP
filed 2005-09-30
CIK 1079548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004 OR

[    ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

Commission file number:  _000-25529

REDCELL POWER CORPORATION

____________________________________________________________________________________

(Exact name of small business issuer in its charter)

Delaware	13-4044390
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1650 – 1180 West Georgia Street Vancouver, British Columbia	V6E 4A2
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (604) 629-2461

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  8,345,502 issued and outstanding as at December 31, 2004.

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

Subsequent to the acquisition, the Company determined that the operations of RBI were not viable and accordingly adopted a formal plan of disposal.  On December 30, 2003 the Company sold the beneficial right to, title, and interest of its shares in RBI for US$1.00.  This sale resulted in a gain on sale of subsidiary of $3,868,925, as the difference between the assets held for sale and liabilities held for sale.

ITEM 2.

DESCRIPTION OF PROPERTY

The Company is currently looking to locate and consummate a merger or acquisition with an operating entity.  The Company is considered to be in the development stage.

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a shareholder vote during the fiscal year ended December 31, 2004.

PART II

ITEM 5

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is currently not traded nor quoted in any market place, nor is the Company aware of any established public trading market for RedCell’s common stock.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

We are a development stage company.

The Company currently maintains an office in Canada at 1650 – 1180 West Georgia Street, Vancouver, British Columbia V6E 4A2.

RESULTS OF OPERATIONS

Restructuring

Since the sale of the beneficial right, title, and interest of shares in RedCell Batteries Inc. completed in December 2003, we have been looking to locate and consummate a merger or acquisition with an operating entity.  The Company is considered to be in the development stage.

Liquidity and Capital Resources

To date we have incurred significant net losses.  The net loss for the year ended December 31, 2004 is $141,531, and the accumulated deficit as at December 31, 2004 is $949,420.  The Company has no current operations and is currently looking to locate and consummate a merger or acquisition with an operating entity. These factors raise substantial doubt about our ability to continue as a going concern.  We anticipate that we may continue to incur significant operating losses for the foreseeable future.  There can be no assurance as to whether or when we will generate material revenues or achieve profitable operations.

RISK FACTORS

There are inherent risk factors associated with an investment in RedCell and management wishes to alert investors to these risks.

Limited Operating History

RedCell has a limited operating history upon which an evaluation of its business and prospects can be based.  There can be no assurance that an investment in our Company shall be profitable or that we will realize revenue growth or be profitable on a quarterly or annual basis.  In addition, any plans to increase our operating expenses to further develop our operations and increase our administration resources will require capital.  A relatively high percentage of our expenses will be typically fixed in the short term as our expense levels are based, in part, on its expectations of future revenue.  To the extent that such expenses precede or are not subsequently followed by increased revenue, our business, financial condition, operating results, and cash flows would be materially adversely affected.  Management believes that period-to-period comparisons of financial results are not necessarily meaningful at this stage and should not be relied upon as an indication of future performance.

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

ITEM 7.

FINANCIAL STATEMENTS

The Annual Financial Statements for the year ended December 31, 2004 will follow the text of this Form 10-KSB.

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

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors

The list presented below sets forth the names and ages of all directors of the Company indicating all positions and offices with the Company held by each such person and his term of office as director and the period during which he has served as such:

Name	Age	Positions	Director Since

Cameron King	43	Director	March 2003

Identification of Executive Officers

The list presented below sets forth the names and ages of all executive officers of the Company indicating all positions and offices held by such person and the period during which he has served as such:

Name	Age	Positions	Director Since

Cameron King	43	President and Chief Executive Officer	March 2003

(1)

All officers serve at the discretion of the Board of Directors

Business Experience

Mr. King, holds an MBA from Michigan State University and is a finance graduate of McMaster University, with over 20 years of senior management experience developing expertise in capital markets, sales, marketing and public relations. Mr. King was a key member of the corporate banking team with the Bank of Nova Scotia in Toronto, Canada, specializing in merger and acquisition due diligence.

Since 1995, Cameron has operated a successful venture capital company by incubating, structuring, and publicly listing several companies ranging from internet based technology, mining, oil and gas exploration, and telecommunications.

Involvement in Certain Legal Proceedings

None.

Promoters and Control Persons

Not applicable.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company believes that its officers, directors, and 10% beneficial owners have filed on a timely basis all required Forms 3, 4, and 5 under Section 16(a) of the Exchange Act due in or in respect of the 2004 fiscal year.

ITEM 10.

EXECUTIVE COMPENSATION

(a)  Summary Compensation Table

The following table reflects cash and non-cash compensation paid or accrued by the Company during the fiscal years ended December 31, 2004, 2003, and 2002 to or for the account of the chief executive officer and each executive officer whose cash compensation exceeded $100,000, and all executives of the Company as a group:

	Annual Compensation					Long-term Compensation
Name and Principal Position	Year Ended Nov. 30	Salary	Bonus	Other Annual Compensation	Restricted Stock Award	Securities Underlying Options/SARs	LTIP Payouts	All Other Compensation

Cameron King,	2004	$120,000	N/A	N/A	N/A	N/A	N/A	N/A
President	2003	$120,000	N/A	N/A	N/A	N/A	N/A	N/A
	2002	$120,000	N/A	N/A	N/A	N/A	N/A	N/A

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

NONE

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

(a)  Fees paid to MacKay, LLP

For the fiscal years ended December 31, 2004 and December 31, 2003, MacKay LLP provided services in the following categories and amounts:

Fiscal Year Ended
	December 31, 2004	December 31, 2003

Audit Fees	$ 7,500	$ 9,500
Audit-Related Fees	1,000	750
Tax Fees		-
All Other Fees		-

(b)  Policies and Procedures for Approval of Audit and Non-Audit Services:

The Company has approved an audit committee, through which all audit and non-audit services are approved.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDCELL POWER CORPORATION

September 27, 2005

By: “Cameron King”_____________________

Cameron King, President,

and Chief Executive Officer

RedCell Power Corporation

 (a Development Stage Company)

Consolidated Financial Statements

Years ended December 31, 2004 and 2003

(Stated in US Dollars)

RedCell Power Corporation

(a Development Stage Company)

Consolidated Financial Statements

(Stated in US Dollars)

December 31, 2004

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations and Deficit

Consolidated Statements of Stockholders’ Equity

Consolidated Balance Sheets

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders of

RedCell Power Corporation

(a Development Stage Company)

We have audited the consolidated balance sheets of RedCell Power Corporation (a Development Stage Company) as at December 31, 2004 and 2003 and the related consolidated statements of operations and deficit, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the generally accepted auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at December 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended in accordance with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage, and has no permanently established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations.  These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada

“MacKay LLP”

June 8, 2005

Chartered Accountants

RedCell Power Corporation

(a Development Stage Company)

Consolidated Statements of Operations and Deficit

(Stated in US Dollars)

Year Ended December 31,	2004	2003

Administrative expenses
Accounting and legal	$ 19,310	$ 17,266
Bank charges	96	-
Consulting	120,000	150,394
Filing fees	-	2,425
Travel	2,125	6,712

	141,531	176,797

Loss before other item	(141,531)	(176,797)

Income on investment in subsidiary
Recovery of investment in subsidiary (note 5)	-	3,868,925

Income (loss) for the year	(141,531)	3,692,128

Deficit, beginning of year	(807,889)	(4,500,017)

Deficit, end of year	$ (949,420)	$ (807,889)

Income (loss) per share	$ (0.02)	$ 0.44

Weighted average shares outstanding	8,345,502	8,345,502

RedCell Power Corporation

(a Development Stage Company)

Consolidated Statements of Stockholders’ Equity

(Stated in US Dollars)

December 31, 2004

	Number of shares	Par value	Additional Paid in Capital	Accumulated Deficit	Total
For the period February 25, 1998 to January 31, 1999	-	$ -	$ -	$ -	$ -
Issued (note 4(a))	250,000	250	9,750	-	10,000
Capital contribution for the period	-	-	9,000	-	9,000
Net loss for the period	-	-	-	(19,050)	(19,050)

Balance January 31, 1999	250,000	250	18,750	(19,050)	(50)

Capital contribution for the year	-	-	31,050	-	31,050
Net loss for the year	-	-	-	(34,550)	(34,550)

Balance January 31, 2000	250,000	250	49,800	(53,600)	(3,550)

Issued (note 4(b))	16,250	16	9,984	-	10,000
Issued (note 4(c))	2,500	3	297	-	300
Issued (note 4(e))	10,000	10	1,990	-	2,000
Capital contribution for the year	-	-	35,425	-	35,425
Net loss for the year	-	-	-	(45,475)	(45,475)

Balance January 31, 2001	278,750	279	97,496	(99,075)	(1,300)

Issued (note 4(f))	5,000	5	45	-	50
Capital contribution for the year	-	-	32,300	-	32,300
Net loss for the year	-	-	-	(33,107)	(33,107)

Balance January 31, 2002	283,750	284	129,841	(132,182)	(2,057)

Stock dividend paid	-	-	(50)	-	(50)
Stock issued to effect the acquisition of subsidiary (note 4(h))	8,000,000	8,000	-	-	8,000
Stock cancelled by majority shareholders May 2002 (note 4(i))	(258,248)	(257)	257	-	-
Issued (note 4(j))	320,000	320	-	-	320
Net loss for the period	-	-	-	(4,367,835)	(4,367,835)

Balance December 31, 2002	8,345,502	8,347	130,048	(4,500,017)	(4,361,622)
Net income for the year	-	-	-	3,692,128	3,692,128

Balance December 31, 2003	8,345,502	8,347	130,048	(807,889)	(669,494)
Net loss for the year	-	-	-	(141,531)	(141,531)

Balance, December 31, 2004	8,345,502	$ 8,347	$ 130,048	$ (949,420)	$ (811,025)

RedCell Power Corporation

(a Development Stage Company)

Consolidated Balance Sheets

(Stated in US Dollars)

December 31,	2004	2003

Assets

Current
Cash	$ 10,212	$ -

Liabilities

Current
Accounts payable and accrued liabilities	$ 25,405	$ 13,430
Due to related parties (note 3)	795,832	656,064

	821,237	669,494

Stockholders’ Equity (Deficit)

Common stock, $0.001 par value (note 4)
25,000,000 shares authorized
8,345,502 shares outstanding	8,347	8,347

Additional paid in capital	130,048	130,048

Deficit Accumulated during the Development Stage	(949,420)	(807,889)

	(811,025)	(669,494)

	$ 10,212	$ -

Nature of Operations (note 1)

Approved by the Directors:

“Cameron King”

___________________________ Director

RedCell Power Corporation

(a Development Stage Company)

Consolidated Statements of Cash Flows

(Stated in US Dollars)

Year ended December 31,	2004	2003

Cash provided by (used for)

Operating activities
Income (loss) for the year	$ (141,531)	$ 3,692,128
Recovery of investments in subsidiary	-	(3,868,925)

	(141,531)	(176,797)

Changes in non-cash working capital items
Accounts payable and accrued liabilities	11,975	4,643
Due to related party	120,000	120,000

	(9,556)	(52,154)

Financing activity
Due to related parties	19,768	52,154

Increase in cash during the year	10,212	-
Cash, beginning of year	-	-
Cash, end of year	$ 10,212	$ -

RedCell Power Corporation

(a Development Stage Company)

Notes to the Consolidated Financial Statements

(Stated in US Dollars)

December 31, 2004 and 2003

1.

Nature of Operations

The Company was incorporated in the State of Delaware in February 1998.  On May 23, 2002 the Company changed its name to RedCell Power Corporation.

As a result of the change in business, cumulative from inception figures have not been presented as management does not consider that these figures would provide meaningful information.

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

2.

Significant Accounting Policies

(a)

Development stage company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7.  On December 30, 2003, the Company sold its shares of Redcell Batteries, Inc. (“RBI”).

(b)

Consolidated and comparative figures

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

RedCell Power Corporation

(a Development Stage Company)

Notes to the Consolidated Financial Statements

(Stated in US Dollars)

December 31, 2004 and 2003

2.

Significant Accounting Policies (continued)

(e)

Stock-based compensation

SFAS 123 “Accounting for stock based compensation”, defines a fair value based method of accounting for employee stock options.  Under this fair value method, compensation cost is measured at the date of grant based on the fair value of the award and is recognized over the vesting period.  However SFAS 123 allows an entity to continue to measure compensation costs related to stock option costs in accordance with Accounting Principle Board Statement No. 25 (APB 25).  The Company has elected to measure compensation related to stock options in accordance with APB 25.  Accordingly, since the fair value of the shares was less than the price of the stock options at the date of grant, there is no compensation to be recognized under US GAAP.  There are no outstanding options or warrants as at December 31, 2004 and 2003.

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.  SFAS 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS 148 is effective for fiscal years beginning after December 15, 2002.  The company adopted SFAS No. 148, on January 1, 2003 with no material impact on its financial statements.

(f)

Loss per share

Basic loss per share is calculated based on the weighted average number of shares outstanding during the period, in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share”.

(g)

Fair value of financial instruments

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

(i)

Comprehensive loss

In June 1997, the FASB issued SFAS No. 130 “Reporting comprehensive income”. SFAS 130 requires that total comprehensive income and comprehensive income per share be disclosed with equal prominence as net income and net income per share.  Comprehensive income is defined as changes in shareholders’ equity exclusive of transactions with owners such as capital contributions and dividends.  There are no comprehensive income items for the years reported.

RedCell Power Corporation

(a Development Stage Company)

Notes to the Consolidated Financial Statements

(Stated in US Dollars)

December 31, 2004 and 2003

3.

Related Party Transactions

Of the total due to related parties, $555,832 (2003 - $536,064) is secured against the assets of the Company.  These advances do not bear interest, and have no fixed terms, accordingly the fair value cannot be practicably determined.

During the year the Company incurred consulting fees of $120,000 (2003 - $120,000) with respect to services rendered by a company in which a director has an interest.  As at December 31, 2004 the total amount due to the related company was $240,000 (2003 - $120,000).

These transactions were in the normal course of operations and have been valued in these financial statements at the exchange amount which is the amount of consideration established and agreed to by the related parties.

4.

Common Stock

(a)

On May 18, 1998 the Company issued 1,000,000 common shares for $10,000 cash.

(b)

On February 1, 2000 the Company issued 65,000 common shares for $10,000 cash.

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

(h)

On May 24, 2002 the Company issued 8,000,000 common shares with a par value of $8,000 in exchange for all of the issued and outstanding shares of RedCell Batteries Inc., a former legal subsidiary.

(i)

On May 29, 2002 majority shareholders cancelled 258,248 common shares with a par value of $257.

(j)

On July 25, 2002 the Company issued 320,000 common shares for $320 cash.

5.

Recovery of Investment in Subsidiary

On December 31, 2003 the Company sold the beneficial right, title and interest of its shares in RBI for US$1.00.  This sale resulted in a gain on sale of subsidiary of $3,868,925 as the difference between the assets held for sale and liabilities held for sale.

RedCell Power Corporation

(a Development Stage Company)

Notes to the Consolidated Financial Statements

(Stated in US Dollars)

December 31, 2004 and 2003

6.

New Accounting Pronouncements

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

RedCell Power Corporation

(a Development Stage Company)

Notes to the Consolidated Financial Statements

(Stated in US Dollars)

December 31, 2004 and 2003

6.

New Accounting Pronouncements (continued)

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

7.

Comparative Figures

The financial statements have been reclassified, where applicable, to conform to the presentation used in the current year.  The changes do not affect prior year earnings.