Form 10QSB
period 2005-03-31
REDCELL POWER CORP
filed 2005-12-16
CIK 1079548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

598 – 999 Canada Place, Vancouver, British Columbia V6C 3E1

(604) 844-2860

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

Yes [ X ]    No [     ]

Indicate by check mark whether the registrant is a shell company (ad defined in Rule 12b-2 of the Exchange Act).

Yes [ X ]    No [     ]

The number of outstanding common shares, $ .001 par value, of the Registrant at:

March 31, 2005:  8,345,502

Traditional Small Business Disclosure Format:

Yes [     ]    No [ X ]

PART I – FINANCIAL INFORMATION

Item 1

Financial Statements

The Quarterly Financial Statements for the period ended March 31, 2005 will follow the text of this Form 10-QSB.

Item 2

Management’s Discussion and Analysis

Overview

We are a development stage company.

The Company currently maintains an office in Canada at 598 – 999 Canada Place, Vancouver, British Columbia V6C 3E1.

RESULTS OF OPERATIONS

Restructuring

Since the sale of the beneficial right, title, and interest of shares in RedCell Batteries Inc completed in December 2003, we have been looking to locate and consummate a merger or acquisition with an operating entity.  The Company is considered to be in the development stage.

Liquidity and Capital Resources

To date we have incurred significant net losses.  The net loss for the period ended March 31, 2005 is $31,243; the accumulated deficit as at March 31, 2005 is $980,663.  The Company has no current operations and is currently looking to locate and consummate a merger or acquisition with an operating entity. These factors raise substantial doubt about our ability to continue as a going concern.  We anticipate that we may continue to incur significant operating losses for the foreseeable future.  There can be no assurance as to whether or when we will generate material revenues or achieve profitable operations.

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

Legal Proceedings

None.

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not issue any securities during the quarter ended March 31, 2005.

Neither the Company nor any affiliated purchaser, purchased or repurchased any shares of the Company during the quarter ended March 31, 2005.

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

(b)

Reports on Form 8-K.

None.

REDCELL POWER CORPORATION

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(Unaudited – Prepared by Management)

(Stated in US Dollars)

--- INDEX ---

Auditor Review Letter

Interim Balance Sheet

Interim Statements of Loss and Deficit

Interim Statements of Stockholders’ Equity

Interim Statements of Cash Flows

Notes to Interim Financial Statements

November 28, 2005

Our file No. 823 01233

Mr. Cameron King

RedCell Power Corporation

#598 – 999 Canada Place,

Vancouver, BC  V6C 3E1

Dear Sirs:

Re:

Interim Quarterly financial statements for RedCell Power Corporation

We have performed a limited review of the interim financial statements of the Company for the quarter ended March 31, 2005.   Our limited review was solely to conform to the US Securities Exchange Commission Item 310(b) of Regulation S-B and should not be used or referred to for any other purpose.

We have not issued a report for the limited review.  If, in any filing with the SEC, the company states that the interim financial statements have been reviewed by an independent public accountant, a report must be filed with the interim financial statements.

Yours truly,

MacKay LLP

“Sean Gilbert”

Sean Gilbert, CA

Partner

REDCELL POWER CORPORATION

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005
WITH COMPARATIVE FIGURES FOR THE THREE MONTHS ENDED MARCH 31, 2004

(Unaudited - Prepared by Management)

(Stated in US Dollars)

	Three months ended March 31, 2005 (Unaudited)	Three months ended March 31, 2004 (Unaudited)
OPERATING ACTIVITIES		
Net income/(loss) for the period	$ (31,243)	$ -
Changes in non-cash working capital items:		
Accounts payable and accrued liabilities	(4,150)	(1,400)
Advances from related party	-	4,768
Cash provided/(used) by operating activities	(35,393)	3,368
FINANCING ACTIVITIES		
Advances from related party	30,000	30,000
Cash provided/(used) by financing activities	30,000	30,000
NET INCREASE/(DECREASE) IN CASH	(5,393)	33,368.00
CASH, BEGINNING OF PERIOD	10,212	-
CASH, END OF PERIOD	$ 4,819	$ 33,368

The accompanying notes are an integral part of these financial statements.

REDCELL POWER CORPORATION

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

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

a.

Development stage company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7.  On December 30, 2003, the Company sold its shares of Redcell Batteries, Inc. (“RBI”).

b.

Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

c.

Foreign currency translation

The Company’s functional currency is the U.S. dollar.  Transactions in foreign currency are translated into U.S. dollars as follows:

-Monetary items at the rate prevailing at the balance sheet date;

-Non-monetary items at the historical exchange rate;

-Revenue and expenses at the average rate of exchange in effect during the applicable accounting period

REDCELL POWER CORPORATION

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(Unaudited – Prepared by Management)

(Stated in US Dollars)

2.

Significant Accounting Policies (continued)

d.

Stock-based compensation

SFAS 123 “Accounting for stock based compensation” defines a fair value based method of accounting for employee stock options.  Under this fair value method, compensation cost is measured at the date of grant based on the fair value of the award and is recognized over the vesting period.  However SFAS 123 allows an entity to continue to measure compensation costs related to stock option costs in accordance with Accounting Principle Board Statement No. 25 (APB 25).  The Company has elected to measure compensation related to stock options in accordance with APB 25.  Accordingly, since the fair value of the shares was less than the price of the stock options at the date of grant, there is no compensation to be recognized under US GAAP.  There are no outstanding options or warrants as at March 31, 2005.

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

e.

Loss per share

Basic loss per share is calculated based on the weighted average number of shares outstanding during the period, in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share”.

f.

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

REDCELL POWER CORPORATION

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(Unaudited – Prepared by Management)

(Stated in US Dollars)

2.

Significant Accounting Policies (continued)

g.

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities

h.

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

3.

Related Party Transactions

Of the total due to related parties, $555,832 (December 30, 2004 - $555,832) is secured against the assets of the Company.  These advances do not bear interest, and have no fixed terms; accordingly, the fair value cannot be practicably determined.

During the three months ended March 31, 2005 the Company incurred consulting fees of $30,000 (March 31, 2004 - $30,000) with respect to services rendered by a company in which a director has an interest.  As at March 31, 2005 the total amount due to the related company was $270,000 (December 31, 2004 - $240,000).

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

(b)

On February 1, 2000 the Company issued 65,000 common shares for $10,000 cash.

(c)

On August 1, 2000 the Company issued 10,000 common shares for $300 cash.

REDCELL POWER CORPORATION

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(Unaudited – Prepared by Management)

(Stated in US Dollars)

4.

Common Stock (Continued)

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

REDCELL POWER CORPORATION

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(Unaudited – Prepared by Management)

(Stated in US Dollars)

5.

New Accounting Pronouncements (Continued)

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

REDCELL POWER CORPORATION
(Registrant)
Date: December 16, 2005	By: /s/ Cameron King
Cameron King Chief Executive Officer and Director