Form 10QSB
period 2005-06-30
REDCELL POWER CORP
filed 2005-12-16
CIK 1079548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

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

Yes [ X ]    No [     ]

Indicate by check mark whether the registrant is a shell company (ad defined in Rule 12b-2 of the Exchange Act).

Yes [ X ]    No [     ]

The number of outstanding common shares, $ .001 par value, of the Registrant at:

June 30, 2005:  8,345,502

Traditional Small Business Disclosure Format:

Yes [     ]    No [ X ]

PART I – FINANCIAL INFORMATION

Item 1

Financial Statements

The Quarterly Financial Statements for the period ended June 30, 2005 will follow the text of this Form 10-QSB.

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

Liquidity and Capital Resources

To date we have incurred significant net losses.  The net loss for the three month period ended June 30, 2005 is $31,367; the accumulated deficit as at June 30, 2005 is $1,012,030.  The Company has no current operations and is currently looking to locate and consummate a merger or acquisition with an operating entity. These factors raise substantial doubt about our ability to continue as a going concern.  We anticipate that we may continue to incur significant operating losses for the foreseeable future.  There can be no assurance as to whether or when we will generate material revenues or achieve profitable operations.

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

Legal Proceedings

None.

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not issue any securities during the quarter ended June 30, 2005.

Neither the Company nor any affiliated purchaser, purchased or repurchased any shares of the Company during the quarter ended June 30, 2005.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(Unaudited – Prepared by Management)

(Stated in US Dollars)

--- INDEX ---

Auditor Review Letter

Interim Balance Sheet

Interim Statements of Loss and Deficit

Interim Statements of Stockholders’ Equity

Interim Statements of Cash Flows

Notes to Interim Financial Statements

November 28, 2005

Our file No. 823 01233

Mr. Cameron King

RedCell Power Corporation

#598 999 Canada Place

Vancouver, BC  V6C 3E1

Dear Sirs:

Re:

Interim Quarterly financial statements for RedCell Power Corporation

We have performed a limited review of the interim financial statements of the Company for the quarter ended June 30, 2005.   Our limited review was solely to conform to the US Securities Exchange Commission Item 310(b) of Regulation S-B and should not be used or referred to for any other purpose.

We have not issued a report for the limited review.  If, in any filing with the SEC, the company states that the interim financial statements have been reviewed by an independent public accountant, a report must be filed with the interim financial statements.

Yours truly,

MacKay LLP

“Sean Gilbert”

Sean Gilbert, CA

Partner

REDCELL POWER CORPORATION

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2005

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

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(Unaudited – Prepared by Management)

(Stated in US Dollars)

2.

Significant Accounting Policies (continued)

d.

Stock-based compensation

SFAS 123 “Accounting for stock based compensation” defines a fair value based method of accounting for employee stock options.  Under this fair value method, compensation cost is measured at the date of grant based on the fair value of the award and is recognized over the vesting period.  However SFAS 123 allows an entity to continue to measure compensation costs related to stock option costs in accordance with Accounting Principle Board Statement No. 25 (APB 25).  The Company has elected to measure compensation related to stock options in accordance with APB 25.  Accordingly, since the fair value of the shares was less than the price of the stock options at the date of grant, there is no compensation to be recognized under US GAAP.  There are no outstanding options or warrants as at June 30, 2005.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2005

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

3.

Related Party Transactions

Of the total due to related parties, $570,832 (December 30, 2004 - $555,832) is secured against the assets of the Company.  These advances do not bear interest, and have no fixed terms; accordingly, the fair value cannot be practicably determined.

During the six months ended June 30, 2005 the Company incurred consulting fees of $60,000 (June 30, 2004 - $60,000) with respect to services rendered by a company in which a director has an interest.  As at June 30, 2005 the total amount due to the related company was $298,892 (December 31, 2004 - $240,000).

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

FOR THE SIX MONTHS ENDED JUNE 30, 2005

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

FOR THE SIX MONTHS ENDED JUNE 30, 2005

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