Form 10KSB
period 2005-12-31
REDCELL POWER CORP
filed 2006-08-01
CIK 1079548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005 OR

[    ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

Commission file number:  _000-25529

REDCELL POWER CORPORATION

___________________________________________________________________________________

(Exact name of small business issuer in its charter)

Delaware	13-4044390
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

598-999 Canada Place Vancouver, British Columbia	V6C 3E1
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number:  (604) 629-2461

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

Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [    ]

State issuer's revenues for most recent fiscal year:  $Nil

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  8,345,502 issued and outstanding as at July 18, 2006.

Documents Incorporated by Reference:  None.

Transitional Small Business Format.   Yes [  ]   No [X]

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

The Company was incorporated in the State of Delaware in February 1998.  On May 23, 2002 the Company changed its name to RedCell Power Corporation.

On May 23, 2002 the Company, acquired 100,000 common shares, $1.00 par value, of RedCell Batteries Inc., ("RBI") a company incorporated under the laws of the Province of Alberta.

The acquisition was consummated by the execution of an Acquisition Agreement dated May 23, 2002.  The shares acquired by the Company represented one hundred percent (100%) of all of RBI's then currently issued and outstanding common stock in a tax free stock-for-stock acquisition.  The aggregate purchase price paid by the Company for the RBI common shares was 8,000,000 newly issued shares of post-reverse split shares of voting common shares of the Company, $0.001 par value.  These shares were issued to the sellers of the RBI shares subsequent to a 1 for 10 reverse split by the Company of its voting common stock. Additionally, pursuant to the terms of the Acquisition Agreement, the sum of 257,501 common shares of the Company, held by the previous majority shareholders of the Company, were cancelled.

As a result of the foregoing transaction, there was a change in control of the Company to the shareholders of RBI.  The shareholders of RBI now hold approximately 99% of the outstanding common shares of the Company.  As a result of this acquisition and change of control, the Company changed its name to "RedCell Power Corporation".

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

LEGAL PROCEEDINGS

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a shareholder vote during the fiscal year ended December 31, 2005.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is currently not traded nor quoted in any market place, nor is the Company aware of any established public trading market for RedCell's common stock.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

We are a development stage company.

The Company currently maintains an office in Canada at 598-999 Canada Place, Vancouver, British Columbia V6C 3E1.

RESULTS OF OPERATIONS

Restructuring

Since the sale of the beneficial right, title, and interest of shares in RedCell Batteries Inc. completed in December 2003, we have been looking to locate and consummate a merger or acquisition with an operating entity.  The Company is considered to be in the development stage.

Liquidity and Capital Resources

To date we have incurred significant net losses.  The net loss for the year ended December 31, 2005 is $141,130, and the accumulated deficit as at December 31, 2005 is $1,090,550.  The Company has no current operations and is currently looking to locate and consummate a merger or acquisition with an operating entity. These factors raise substantial doubt about our ability to continue as a going concern.  We anticipate that we may continue to incur significant operating losses for the foreseeable future.  There can be no assurance as to whether or when we will generate material revenues or achieve profitable operations.

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

ITEM 7.

FINANCIAL STATEMENTS

The Annual Financial Statements for the year ended December 31, 2005 will follow the text of this Form 10-KSB.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures and its internal controls and procedures for financial reporting.  This evaluation was done under the supervision and with the participation of management, including the President and Chief Financial Officer.  In accordance with SEC requirements, the President and Chief Financial Officer note that, since the date of the evaluation to the date of this Annual Report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.  Based upon the Company's evaluation, the President and Chief Financial Officer have concluded that the Company's disclosure controls are effective to ensure that material information relating to the Company is made known to management, including the President and Chief Financial Officer, particularly during the period when the Company's periodic reports are being prepared,and that the Company's internal controls are effective to provide reasonable assurance that the Company's financial statements are fairly presented in conformity with generally accepted accounting principles.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Company believes that its officers, directors, and 10% beneficial owners have filed on a timely basis all required Forms 3, 4, and 5 under Section 16(a) of the Exchange Act due in or in respect of the 2005 fiscal year.

ITEM 10.

EXECUTIVE COMPENSATION

(a)  Summary Compensation Table

The following table reflects cash and non-cash compensation paid or accrued by the Company during the fiscal years ended December 31, 2005,2004, 2003, and 2002 to or for the account of the chief executive officer and each executive officer whose cash compensation exceeded $100,000, and all executives of the Company as a group:

	Annual Compensation					Long-term Compensation
Name and Principal Position	Year Ended Dec, 31	Salary	Bonus	Other Annual Compensation	Restricted Stock Award	Securities Underlying Options/SARs	LTIP Payouts	All Other Compensation

Cameron King,	2005	$120,000	N/A	N/A	N/A	N/A	N/A	N/A
President	2004	$120,000	N/A	N/A	N/A	N/A	N/A	N/A
	2003	$120,000	N/A	N/A	N/A	N/A	N/A	N/A
	2002	$120,000	N/A	N/A	N/A	N/A	N/A	N/A

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

(a)  Fees paid to MacKay, LLP

For the fiscal years ended December 31, 2005 and December 31, 2004, MacKay LLP provided services in the following categories and amounts:

Fiscal Year Ended
	December 31, 2005	December 31, 2004

Audit Fees	$ 6,500	$ 7,500
Audit-Related Fees	1,000	1,000
Tax Fees	-	-
All Other Fees	-	-

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

July 24, 2006

By: "Cameron King"_______

Cameron King, President,

and Chief Executive Officer

RedCell Power Corporation

 (a Development Stage Company)

Financial Statements

Year ended December 31, 2005

(Stated in US Dollars)

RedCell Power Corporation

(a Development Stage Company)

Financial Statements

(Stated in US Dollars)

December 31, 2005

Report of Independent Registered Public Accounting Firm

To the Shareholders of

RedCell Power Corporation

(a Development Stage Company)

City of Vancouver British Columbia, Canada

We have audited the balance sheets of RedCell Power Corporation (a Development Stage Company) as at December 31, 2005 and 2004 and the related statements of operations and deficit, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended in accordance with United States generally accepted accounting principles.

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

Vancouver, Canada

“MacKay LLP”

April 21,2006

Chartered Accountants

RedCell Power Corporation

(a Development Stage Company)

Statements of Operations and Deficit

(Stated in US Dollars)

Year ended December 31,	2005	2004

Administrative expenses
Accounting and legal	$ 11,481	$ 19,310
Consulting fees (note 3)	120,000	120,000
Filing fees	8,522	2,125
Foreign exchange loss	689	-
Office and miscellaneous	438	96

Loss for the year	(141,130)	(141,531)

Deficit, beginning of year	(949,420)	(807,889)

Deficit, end of year	$ (1,090,550)	$ (949,420)
Basic and diluted loss per share	$ (0.02)	$ (0.02)
Weighted average shares outstanding	8,345,502	8,345,502

RedCell Power Corporation

(a Development Stage Company)

Statements of Stockholders' Equity (Deficit)

(Stated in US Dollars)

December 31, 2005

	Number of shares	Par value	Additional Paid in Capital	Deficit accumulated during the development stage	Total
For the period February 25, 1998 to January 31, 1999	-	$ -	$ -	$ -	$ -
Issued (note 4(a))	250,000	250	9,750	-	10,000
Capital contribution for the period	-	-	9,000	-	9,000
Net loss for the period	-	-	-	(19,050)	(19,050)

Balance January 31, 1999	250,000	250	18,750	(19,050)	(50)

Capital contribution for the year	-	-	31,050	-	31,050
Net loss for the year	-	-	-	(34,550)	(34,550)

Balance January 31, 2000	250,000	250	49,800	(53,600)	(3,550)

Issued (note 4(b))	16,250	16	9,984	-	10,000
Issued (note 4(c))	2,500	3	297	-	300
Issued (note 4(e))	10,000	10	1,990	-	2,000
Capital contribution for the year	-	-	35,425	-	35,425
Net loss for the year	-	-	-	(45,475)	(45,475)

Balance January 31, 2001	278,750	279	97,496	(99,075)	(1,300)

Issued (note 4(f))	5,000	5	45	-	50
Capital contribution for the year	-	-	32,300	-	32,300
Net loss for the year	-	-	-	(33,107)	(33,107)

Balance January 31, 2002	283,750	284	129,841	(132,182)	(2,057)

Stock dividend paid	-	-	(50)	-	(50)
Stock issued to effect the acquisition of subsidiary (note 4(h))	8,000,000	8,000	-	-	8,000
Stock cancelled by majority shareholders May 2002 (note 4(i))	(258,248)	(257)	257	-	-
Issued (note 4(j))	320,000	320	-	-	320
Net loss for the period	-	-	-	(4,367,835)	(4,367,835)

Balance December 31, 2002	8,345,502	8,347	130,048	(4,500,017)	(4,361,622)

Net income for the year	-	-	-	3,692,128	3,692,128

Balance December 31, 2003	8,345,502	8,347	130,048	(807,889)	(669,494)

Net loss for the year	-	-	-	(141,531)	(141,531)

Balance, December 31, 2004	8,345,502	8,347	130,048	(949,420)	(811,025)

Net loss for the year	-	-	-	(141,130)	(141,130)

Balance, December 31, 2005	8,345,502	$ 8,347	$ 130,048	$ (1,090,550)	$ (952,155)

RedCell Power Corporation

(a Development Stage Company)

Balance Sheets

(Stated in US Dollars)

December 31,	2005	2004

Assets

Current
Cash	$ 18,615	$ 10,212

Liabilities

Current
Accounts payable and accrued liabilities	$ 23,046	$ 25,405
Due to related parties (note 3)	947,724	795,832

	970,770	821,237

Stockholders' Equity (Deficit)

Common stock, $0.001 par value (note 4)
25,000,000 common shares authorized
8,345,502 shares outstanding	8,347	8,347

Additional paid in capital	130,048	130,048

Deficit Accumulated during the Development Stage	(1,090,550)	(949,420)

	(952,155)	(811,025)

	$ 18,615	$ 10,212

Nature of Operations (note 1)

Approved by the Directors:

“Michael Laidlaw”

___________________________ Director

RedCell Power Corporation

(a Development Stage Company)

Statements of Cash Flows

(Stated in US Dollars)

Year ended December 31,	2005	2004

Cash provided by (used for)

Operating activities
Income (loss) for the year	$ (141,130)	$ (141,531)
Changes in non-cash working capital items
Accounts payable and accrued liabilities	(2,359)	11,975
Due to related party	120,000	120,000

	(23,489)	(9,556)

Financing activity
Due to related parties	31,892	19,768

Increase in cash during the year	8,403	10,212
Cash, beginning of year	10,212	-
Cash, end of year	$ 18,615	$ 10,212

Supplemental cash flow intormation
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

RedCell Power Corporation

(a Development Stage Company)

Notes to the Financial Statements

(Stated in US Dollars)

December 31, 2005

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

(b)

Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

(c)

Foreign currency translation

The Company's functional currency is the U.S. dollar.  Transactions in foreign currency are translated into U.S. dollars as follows:

-  Monetary items at the rate prevailing at the balance sheet date;

-  Non-monetary items at the historical exchange rate;

- Revenue and expenses at the average rate of exchange in effect during the applicable accounting period.

RedCell Power Corporation

(a Development Stage Company)

Notes to the Financial Statements

(Stated in US Dollars)

December 31, 2005

2.

Significant Accounting Policies (continued)

(d)

Stock-based compensation

SFAS 123 "Accounting for stock based compensation", defines a fair value based method of accounting for employee stock options.  Under this fair value method, compensation cost is measured at the date of grant based on the fair value of the award and is recognized over the vesting period.  However SFAS 123 allows an entity to continue to measure compensation costs related to stock option costs in accordance with Accounting Principle Board Statement No. 25 (APB 25).  The Company has elected to measure compensation related to stock options in accordance with APB 25.  Accordingly, since the fair value of the shares was less than the price of the stock options at the date of grant, there is no compensation to be recognized under US GAAP.  There are no outstanding options or warrants as at December 31, 2005 and 2004.

In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure".  SFAS 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS 148 is effective for fiscal years beginning after December 15, 2002.  The company adopted SFAS No. 148, on January 1, 2003 with no material impact on its financial statements.

(e)

Loss per share

Basic loss per share is calculated based on the weighted average number of shares outstanding during the period, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share".

(f)

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

(g)

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".  A deferred tax asset or liability is recorded for all temporary differences between financialand tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

RedCell Power Corporation

(a Development Stage Company)

Notes to the Financial Statements

(Stated in US Dollars)

December 31, 2005

(h)

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

3.

Related Party Transactions

Of the total due to related parties, $947,724 (2004 - $555,832) is secured against the assets of the Company.  These advances do not bear interest, and have no fixed terms, accordingly the fair value cannot be practicably determined.

During the year the Company incurred consulting fees of $120,000 (2004 - $120,000) with respect to services rendered by a company in which a director has an interest.  As at December 31, 2005 the total amount due to the related company was $360,000 (2004 - $240,000).

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

(b)

On February 1, 2000 the Company issued 65,000 common shares for $10,000 cash.

(c)

On August 1, 2000 the Company issued 10,000 common shares for $300 cash.

(d)

On August 1, 2000 the Company completed a 2.5 for 1 stock split.  This has been reflected in the statement of stockholders' equity on a retroactive basis.

(e)

On January 15, 2001 the Company issued 100,000 common shares for $2,000 cash.

(f)

 On August 10, 2001 the Company issued 50,000 common shares for $50 cash.

(g)

On May 24, 2002 the company completed a reverse stock split 1 for 10.  This has been reflected in the statement of stockholders' equity on a retroactive basis.

(h)

On May 24, 2002 the Company issued 8,000,000 common shares with a par value of $8,000 in exchange for all of the issued and outstanding shares of RedCell Batteries Inc., a former legal subsidiary which was disposed of in fiscal 2003.

(i)

On May 29, 2002 majority shareholders cancelled 258,248 common shares with a par value of $257.

(j)

On July 25, 2002 the Company issued 320,000 common shares for $320 cash.

RedCell Power Corporation

(a Development Stage Company)

Notes to the Financial Statements

(Stated in US Dollars)

December 31, 2005

5.

Subsequent Events

On June 2, 2006, the Company purchased a 50% interest in the mineral claims held by Viking Power Corp., a private exploration stage company incorporated in the State of Nevada.  The purchase price was $5,000 cash.

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

In addition, the FASB and Emerging Issues Task Force ("EITF") have issued a variety of interpretations including the following interpretations with wide applicability.

RedCell Power Corporation

(a Development Stage Company)

Notes to the Financial Statements

(Stated in US Dollars)

December 31, 2005

6.

New Accounting Pronouncements (continued)

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

The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations.