Form 10QSB
period 2006-03-31
REDCELL POWER CORP
filed 2007-03-15
CIK 1079548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

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

Yes [ X ]    No [     ]

Indicate by check mark whether the registrant is a shell company (ad defined in Rule 12b-2 of the Exchange Act).

Yes [ X ]    No [     ]

The number of outstanding common shares, $ .001 par value, of the Registrant at:

March 31, 2006:  8,345,502

Traditional Small Business Disclosure Format:

Yes [     ]    No [ X ]

PART I – FINANCIAL INFORMATION

Item 1

Financial Statements

The Quarterly Financial Statements for the period ended March 31, 2006 will follow the text of this Form 10-QSB.

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

Liquidity and Capital Resources

To date we have incurred significant net losses.  The net loss for the three month period ended March 31, 2006 is $33,679; the accumulated deficit as at March 31, 2006 is $1,124,229.  The Company has no current operations and is currently looking to locate and consummate a merger or acquisition with an operating entity. These factors raise substantial doubt about our ability to continue as a going concern.  We anticipate that we may continue to incur significant operating losses for the foreseeable future.  There can be no assurance as to whether or when we will generate material revenues or achieve profitable operations.

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

Legal Proceedings

None.

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not issue any securities during the quarter ended March 31, 2006.

Neither the Company nor any affiliated purchaser, purchased or repurchased any shares of the Company during the quarter ended March 31, 2006.

Item 3

Defaults Upon Senior Securities

Not applicable.

Item 4

Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5

Other Information

Not applicable

Item 6

Exhibits and Reports in Form 8-K

Exhibit 31

Certifications by the Chief Executive Officer and Acting Chief financial Officer of the Company pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32

Certificate of Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)

Reports on Form 8-K

None.

REDCELL POWER CORPORATION

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited – Prepared by Management)

(Stated in US Dollars)

--- INDEX ---

Interim Balance Sheet

Interim Statement of Operations and Deficit

Interim Statement of Stockholders’ Equity

Interim Statement of Cash Flows

Notes to Interim Financial Statements

REDCELL POWER CORPORATION

(A Development Stage Company)

INTERIM BALANCE SHEET

AT MARCH 31, 2006 WITH AUDITED FIGURES AT DECEMBER 31, 2005

(Unaudited - Prepared by Management)

(Stated in US Dollars)

	March 31	December 31
	2006	2005
	(Unaudited)	(Audited)

ASSETS
CURRENT
Cash	$ 10,232	$ 18,615

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$ 17,234	$ 23,046
Due to related parties (Note 3)	978,832	947,724

	996,066	970,770

STOCKHOLDERS' EQUITY

SHARE CAPITAL
Common stock, $0.001 par value
25,000,000 shares authorized
8,345,502 shares outstanding (Note 4)	8,347	8,347

Additional paid in capital	130,048	130,048

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	(1,124,229)	(1,090,550)

	(985,834)	(952,155)

	$ 10,232	$ 18,615

Nature of Operations (Note 1)

Approved by the Directors:
/s/ Kelly Fielder
Kelly Fielder, Director

The accompanying notes are an integral part of these financial statements.

REDCELL POWER CORPORATION

(A Development Stage Company)

INTERIM STATEMENT OF OPERATIONS AND DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2006

WITH COMPARATIVE FIGURES FOR THE THREE MONTHS ENDED MARCH 31, 2005

(Unaudited - Prepared by Management)

(Stated in US Dollars)

	Three months	Three months
	Ended	Ended
	March 31	March 31
	2006	2005
	(Unaudited)	(Unaudited)

ADMINISTRATIVE EXPENSES
Accounting and legal	$ 1,200	$ 1,200
Bank charges and interest	52	19
Consulting	30,000	30,000
Filing and transfer agent	2,500	-
Foreign exchange (gain)/loss	(73)	(68)
Office and miscellaneous	-	92

	33,679	31,243

NET LOSS FOR THE PERIOD	(33,679)	(31,243)

DEFICIT, BEGINNING OF PERIOD	(1,090,550)	(949,420)

DEFICIT, END OF PERIOD	$ (1,124,229)	$ (980,663)

Basic and diluted loss per share	$ (0.13)	$ (0.00)

Weighted average shares outstanding	8,345,502	8,345,502

The accompanying notes are an integral part of these financial statements.

REDCELL POWER CORPORATION

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

AT MARCH 31, 2006

(Unaudited - Prepared by Management)

(Stated in US Dollars)

	Number of shares	Par value	Additional Paid in Capital	Deficit accumulated during the development stage	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
For the period February 25, 1998 to January 31, 1999	-	$ -	$ -	$ -	$ -

Issued (note 4(a))	250,000	250	9,750	-	10,000
Capital contribution for the period	-	-	9,000	-	9,000
Net loss for the period	-	-	-	(19,050)	(19,050)

Balance January 31, 1999	250,000	250	18,750	(19,050)	(50)

Capital contribution for the year	-	-	31,050	-	31,050
Net loss for the year	-	-	-	(34,550)	(34,550)

Balance January 31, 2000	250,000	250	49,800	(53,600)	(3,550)

Issued (note 4(b))	16,250	16	9,984	-	10,000
Issued (note 4(c))	2,500	3	297	-	300
Issued (note 4(e))	10,000	10	1,990	-	2,000
Capital contribution for the year	-	-	35,425	-	35,425
Net loss for the year	-	-	-	(45,475)	(45,475)

Balance January 31, 2001	278,750	279	97,496	(99,075)	(1,300)

Issued (note 4(f))	5,000	5	45	-	50
Capital contribution for the year	-	-	32,300	-	32,300
Net loss for the year	-	-	-	(33,107)	(33,107)

Balance January 31, 2002	283,750	284	129,841	(132,182)	(2,057)

Stock dividend paid	-	-	(50)	-	(50)
Stock issued to effect the acquisition of subsidiary (note 4(h))	8,000,000	8,000	-	-	8,000
Stock cancelled by majority shareholders May 2002 (note 4(i))	(258,248)	(257)	257	-	-
Issued (note 4(j))	320,000	320	-	-	320
Net loss for the period	-	-	-	(4,367,835)	(4,367,835)

Balance December 31, 2002	8,345,502	8,347	130,048	(4,500,017)	(4,361,622)

Net income for the year	-	-	-	3,692,128	3,692,128

Balance December 31, 2003	8,345,502	8,347	130,048	(807,889)	(669,494)

Net loss for the year	-	-	-	(141,531)	(141,531)

Balance, December 31, 2004	8,345,502	8,347	130,048	(949,420)	(811,025)

Net loss for the year	-	-	-	(141,130)	(141,130)

Balance, December 31, 2005	8,345,502	8,347	130,048	(1,090,550)	(952,155)

Net loss for the period	-	-	-	(33,679)	(33,679)

Balance, March 31, 2006	8,345,502	$ 8,347	$ 130,048	$ (1,124,229)	$ (985,834)

The accompanying notes are an integral part of these financial statements.

REDCELL POWER CORPORATION

(A Development Stage Company)

INTERIM STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

WITH COMPARATIVE FIGURES FOR THE THREE MONTHS ENDED MARCH 31, 2005

(Unaudited - Prepared by Management)

(Stated in US Dollars)

	Three months	Three months
	Ended	Ended
	March 31	March 31
	2006	2005
	(Unaudited)	(Unaudited)

OPERATING ACTIVITIES
Net loss for the period	$ (33,679)	$ (31,243)
Changes in non-cash working capital items:
Accounts payable and accrued liabilities	(5,812)	(4,150)

Cash used in operating activities	(39,491)	(35,393)

FINANCING ACTIVITY
Due to related parties	31,108	30,000

Cash provided in financing activity	31,108	30,000

NET DECREASE IN CASH	(8,383)	(5,393)

CASH, BEGINNING OF PERIOD	18,615	10,212

CASH, END OF PERIOD	$ 10,232	$ 4,819

The accompanying notes are an integral part of these financial statements.

REDCELL POWER CORPORATION

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(Unaudited - Prepared by Management)

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

- Revenue and expenses at the average rate of exchange in effect during the applicable accounting period

.

(d)

Stock Based compensation

SFAS 123 “Accounting for stock based compensation” defines a fair value based method of accounting for employee stock options.  Under this fair value method, compensation cost is measured at the date of grant based on the fair value of the award and is recognized over the vesting period.  However SFAS 123 allows an entity to continue to measure compensation costs related to stock option costs in accordance with Accounting Principle Board Statement No. 25 (APB 25).  The Company has elected to measure compensation related to stock options in accordance with APB 25.  Accordingly, since the fair value of the shares was less than the price of the stock options at the date of grant, there is no compensation to be recognized under US GAAP.  There are no outstanding options or warrants as at December 31, 2004 and 2005.

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.  SFAS 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS 148 is effective for fiscal three months beginning after December 15, 2002.  The Company adopted SFAS No. 148, on January 1, 2003 with no material impact on its financial statements.

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

(g)

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the three months of deferred tax assets and liabilities

(h)

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

3.

Related Party Transactions

Of the total due to related parties, $588,832 (December 31, 2005 - $588,832) is owing to a former related party and is secured against the assets of the Company.  These advances do not bear interest, and have no fixed terms; accordingly, the fair value cannot be practicably determined.

During the three months ended March 31, 2006 the Company incurred consulting fees of $30,000 (March 31, 2005 - $30,000) with respect to services rendered by a company in which a former director has an interest.  As at March 31, 2006 the total amount due to this company was $390,000 (December 31, 2005 - $358,892).

These transactions were in the normal course of operations and have been valued in these financial statements at the exchange amount which is the amount of consideration established and agreed to by the former related parties.

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

5.

Subsequent Events

On June 2, 2006, the Company purchased a 50% interest in the mineral claims held by Viking Power Corp., a private exploration stage company incorporated in the State of Nevada.  The purchase price was CDN$5,000 cash.

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

/s/ Kelly Fielder

Kelly Fielder,

President and Director

Dated: March 15, 2007