Form 10QSB
period 2006-06-30
REDCELL POWER CORP
filed 2007-03-15
CIK 1079548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

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

Yes [ X ]    No [     ]

Indicate by check mark whether the registrant is a shell company (ad defined in Rule 12b-2 of the Exchange Act).

Yes [ X ]    No [     ]

The number of outstanding common shares, $ .001 par value, of the Registrant at:

June 30, 2006:  8,345,502

Traditional Small Business Disclosure Format:

Yes [     ]    No [ X ]

PART I – FINANCIAL INFORMATION

Item 1

Financial Statements

The Quarterly Financial Statements for the period ended June 30, 2006 will follow the text of this Form 10-QSB.

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

Liquidity and Capital Resources

To date we have incurred significant net losses.  The net loss for the six month period ended June 30, 2006 is $77;261 the accumulated deficit as at June 30, 2006 is $1,167,811.  The Company has no current operations and is currently looking to locate and consummate a merger or acquisition with an operating entity. These factors raise substantial doubt about our ability to continue as a going concern.  We anticipate that we may continue to incur significant operating losses for the foreseeable future.  There can be no assurance as to whether or when we will generate material revenues or achieve profitable operations.

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

Legal Proceedings

None.

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not issue any securities during the quarter ended June 30, 2006.

Neither the Company nor any affiliated purchaser, purchased or repurchased any shares of the Company during the quarter ended June 30, 2006.

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

JUNE 30, 2006

(Unaudited – Prepared by Management)

(Stated in US Dollars)

--- INDEX ---

Interim Balance Sheet

Interim Statement of Operations and Deficit

Interim Statement of Stockholders’ Equity

Interim Statement of Cash Flows

Notes to Interim Financial Statements

REDCELL POWER CORPORATION

(A Development Stage Company)

INTERIM BALANCE SHEET

AT JUNE 30, 2006 WITH AUDITED FIGURES AT DECEMBER 31, 2005

(Unaudited - Prepared by Management)

(Stated in US Dollars)

	June 30	December 31
	2006	2005
	(Unaudited)	(Audited)

ASSETS
CURRENT
Cash	$ 13,557	$ 18,615

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$ 20,972	$ 23,046
Due to related parties (Note 3)	1,022,001	947,724

	1,042,973	970,770

STOCKHOLDERS' EQUITY

SHARE CAPITAL
Common stock, $0.001 par value
25,000,000 shares authorized
8,345,502 shares outstanding (Note 4)	8,347	8,347

Additional paid in capital	130,048	130,048

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	(1,167,811)	(1,090,550)

	(1,167,811)	(952,155)

	$ 13,557	$ 18,615

Nature of Operations (Note 1)

Approved by the Directors:
/s/ Kelly Fielder
Kelly Fielder, Director

The accompanying notes are an integral part of these financial statements.

REDCELL POWER CORPORATION

(A Development Stage Company)

INTERIM STATEMENT OF OPERATIONS AND DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2006

WITH COMPARATIVE FIGURES FOR THE SIX MONTHS ENDED JUNE 30, 2005

(Unaudited - Prepared by Management)

(Stated in US Dollars)

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	June 30	June 30	June 30	June 30
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

ADMINISTRATIVE EXPENSES
Accounting and legal	$ 5,177	$ 1,283	$ 6,377	$ 2,483
Bank charges and interest	18	84	70	103
Consulting	34,200	30,000	64,200	60,000
Filing and transfer agent	-	-	2,500	-
Foreign exchange (gain)/loss	(298)	-	(371)	(68)
Office and miscellaneous	-	-	-	92

	39,097	31,367	72,776	62,610

NET LOSS FOR THE PERIOD	4,485	-	4,485	-

DEFICIT, BEGINNING OF PERIOD	(43,582)	(31,367)	(77,261)	(62,610)

DEFICIT, END OF PERIOD	(1,124,229)	(980,663)	(1,090,550)	(949,420)

Basic and diluted loss per share	$ (1,167,811)	$ (1,012,030)	$ (1,167,811)	$ (1,012,030)

Weighted average shares outstanding	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

REDCELL POWER CORPORATION

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

AT JUNE 30, 2006

(Unaudited - Prepared by Management)

(Stated in US Dollars)

	Number of shares	Par value	Additional Paid in Capital	Deficit accumulated during the development stage	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

For the period February 25, 1998 to January 31, 1999	-	$ -	$ -	$ -	$ -

Issued (note 4(a))	250,000	250	9,750	-	10,000
Capital contribution for the period	-	-	9,000	-	9,000
Net loss for the period	-	-	-	(19,050)	(19,050)

Balance January 31, 1999	250,000	250	18,750	(19,050)	(50)

Capital contribution for the year	-	-	31,050	-	31,050
Net loss for the year	-	-	-	(34,550)	(34,550)

Balance January 31, 2000	250,000	250	49,800	(53,600)	(3,550)

Issued (note 4(b))	16,250	16	9,984	-	10,000
Issued (note 4(c))	2,500	3	297	-	300
Issued (note 4(e))	10,000	10	1,990	-	2,000
Capital contribution for the year	-	-	35,425	-	35,425
Net loss for the year	-	-	-	(45,475)	(45,475)

Balance January 31, 2001	278,750	279	97,496	(99,075)	(1,300)

Issued (note 4(f))	5,000	5	45	-	50
Capital contribution for the year	-	-	32,300	-	32,300
Net loss for the year	-	-	-	(33,107)	(33,107)

Balance January 31, 2002	283,750	284	129,841	(132,182)	(2,057)

Stock dividend paid	-	-	(50)	-	(50)
Stock issued to effect the acquisition of subsidiary (note 4(h))	8,000,000	8,000	-	-	8,000
Stock cancelled by majority shareholders May 2002 (note 4(i))	(258,248)	(257)	257	-	-
Issued (note 4(j))	320,000	320	-	-	320
Net loss for the period	-	-	-	(4,367,835)	(4,367,835)

Balance December 31, 2002	8,345,502	8,347	130,048	(4,500,017)	(4,361,622)

Net income for the year	-	-	-	3,692,128	3,692,128

Balance December 31, 2003	8,345,502	8,347	130,048	(807,889)	(669,494)

Net loss for the year	-	-	-	(141,531)	(141,531)

Balance, December 31, 2004	8,345,502	8,347	130,048	(949,420)	(811,025)

Net loss for the year	-	-	-	(141,130)	(141,130)

Balance, December 31, 2005	8,345,502	8,347	130,048	(1,090,550)	(952,155)

Net loss for the period	-	-	-	(77,261)	(77,261)

Balance, June 30, 2006	8,345,502	$ 8,347	$ 130,048	$ (1,167,811)	$(1,029,416)

The accompanying notes are an integral part of these financial statements.

REDCELL POWER CORPORATION

(A Development Stage Company)

INTERIM STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006

WITH COMPARATIVE FIGURES FOR THE SIX MONTHS ENDED JUNE 30, 2005

(Unaudited - Prepared by Management)

(Stated in US Dollars)

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	June 30	June 30	June 30	June 30
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING ACTIVITIES
Net loss for the period	$ (43,582)	$ (31,367)	$ (77,261)	$ (62,610)
Changes in non-cash working capital items:
Prepaid expenses	-	(6,557)	-	(6,557)
Accounts payable and accrued liabilities	3,738	(218)	(2,074)	(4,368)
Advances from related party	-	13,892	-	13,892

Cash used in operating activities	(39,844)	(24,250)	(79,335)	(59,643)

FINANCING ACTIVITY
Due to related parties	43,169	30,000	74,277	60,000

Cash provided in financing activity	43,169	30,000	74,277	60,000

NET DECREASE IN CASH	3,325	5,750	(5,058)	357

CASH, BEGINNING OF PERIOD	10,232	4,819	18,615	10,212

CASH, END OF PERIOD	$ 13,557	$ 10,569	$ 13,557	$ 10,569

The accompanying notes are an integral part of these financial statements.

REDCELL POWER CORPORATION

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(Unaudited - Prepared by Management)

(Stated in US Dollars)

1.

Nature of Operations

The Company was incorporated in the State of Delaware in February 1998.  On May 23, 2002 the Company changed its name to RedCell Power Corporation.

The accompanying interim financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. The Company’s ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.

2.

Significant Accounting Policies

(a)

Development stage company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7.

(b)

Mineral Property Exploration and Development

The Company is in the development stage and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration, and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be depreciated using the units-of-production method over the estimated life of the probable reserve.

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

Mineral Properties

On June 2, 2006, the Company purchased a 50% interest in the mineral claims held by Viking Power Corp., a private exploration stage company incorporated in the State of Nevada.  The purchase price was CDN$5,000 cash.

4.

Related Party Transactions

Of the total due to related parties, $588,832 (December 31, 2005 - $588,832) is owed to a former related party and is secured against the assets of the Company.  These advances do not bear interest, and have no fixed terms; accordingly, the fair value cannot be practicably determined.

During the six months ended June 30, 2006 the Company incurred consulting fees of $64,200 (June 30, 2005 - $60,000) with respect to services rendered by a company in which a former director has an interest.  As at June 30, 2006 the total amount due to this company was $433,169 (December 31, 2005 - $358,892).

These transactions were in the normal course of operations and have been valued in these financial statements at the exchange amount which is the amount of consideration established and agreed to by the former related parties.

5.

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