Form 10QSB
period 2006-09-30
REDCELL POWER CORP
filed 2007-03-15
CIK 1079548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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

Yes [ X ]    No [     ]

Indicate by check mark whether the registrant is a shell company (ad defined in Rule 12b-2 of the Exchange Act).

Yes [ X ]    No [     ]

The number of outstanding common shares, $ .001 par value, of the Registrant at:

September 30, 2006:  8,345,502

Traditional Small Business Disclosure Format:

Yes [     ]    No [ X ]

PART I – FINANCIAL INFORMATION

Item 1

Financial Statements

The Quarterly Financial Statements for the period ended September 30, 2006 will follow the text of this Form 10-QSB.

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

Liquidity and Capital Resources

To date we have incurred significant net losses.  The net loss for the nine month period ended September 30, 2006 is $111,913 the accumulated deficit as at September 30, 2006 is $1,202,463.  The Company has no current operations and is currently looking to locate and consummate a merger or acquisition with an operating entity. These factors raise substantial doubt about our ability to continue as a going concern.  We anticipate that we may continue to incur significant operating losses for the foreseeable future.  There can be no assurance as to whether or when we will generate material revenues or achieve profitable operations.

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

Legal Proceedings

None.

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not issue any securities during the quarter ended September 30, 2006.

Neither the Company nor any affiliated purchaser, purchased or repurchased any shares of the Company during the quarter ended September 30, 2006.

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

SEPTEMBER 30, 2006

(Unaudited – Prepared by Management)

(Stated in US Dollars)

--- INDEX ---

Interim Balance Sheet

Interim Statement of Operations and Deficit

Interim Statement of Stockholders’ Equity

Interim Statement of Cash Flows

Notes to Interim Financial Statements

REDCELL POWER CORPORATION

(A Development Stage Company)

INTERIM BALANCE SHEET

AT SEPTEMBER 30, 2006 WITH AUDITED FIGURES AT DECEMBER 31, 2005

(Unaudited - Prepared by Management)

(Stated in US Dollars)

	September 30	December 31
	2006	2005
	(Unaudited)	(Audited)

ASSETS
CURRENT
Cash	$ 6,968	$ 18,615

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$ 17,235	$ 23,046
Due to related parties (Note 3)	1,053,801	947,724

	1,071,036	970,770

STOCKHOLDERS' EQUITY

SHARE CAPITAL
Common stock, $0.001 par value
25,000,000 shares authorized
8,345,502 shares outstanding (Note 4)	8,347	8,347

Additional paid in capital	130,048	130,048

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	(1,202,463)	(1,090,550)

	(1,064,068)	(952,155)

	$ 6,968	$ 18,615

Nature of Operations (Note 1)

Approved by the Directors:
/s/ Kelly Fielder
Kelly Fielder, Director

The accompanying notes are an integral part of these financial statements.

REDCELL POWER CORPORATION

(A Development Stage Company)

INTERIM STATEMENT OF OPERATIONS AND DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

WITH COMPARATIVE FIGURES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(Unaudited - Prepared by Management)

(Stated in US Dollars)

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	September 30	September 30	September 30	September 30
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

ADMINISTRATIVE EXPENSES
Accounting and legal	$ 2,500	$ 2,723	$ 8,877	$ 5,206
Bank charges and interest	18	40	88	143
Consulting	31,800	30,000	96,000	90,000
Filing and transfer agent	333	-	2,833	-
Foreign exchange (gain)/loss	1	565	(370)	497
Office and miscellaneous	-	-	-	92

	34,652	33,328	107,428	95,938

MINERAL PROPERTY EXPLORATION EXPENSES (Note 3)	-	-	4,485	-

NET LOSS FOR THE PERIOD	(34,652)	(33,328)	(111,913)	(95,938)

DEFICIT, BEGINNING OF PERIOD	(1,167,811)	(1,012,030)	(1,090,550)	(949,420)

DEFICIT, END OF PERIOD	$ (1,202,463)	$ (1,045,358)	$ (1,202,463)	$ (1,045,358)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Weighted average shares outstanding	8,345,502	8,345,502	8,345,502	8,345,502

The accompanying notes are an integral part of these financial statements.

REDCELL POWER CORPORATION

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

AT SEPTEMBER 30, 2006

(Unaudited - Prepared by Management)

(Stated in US Dollars)

	Number of shares	Par value	Additional Paid in Capital	Deficit accumulated during the development stage	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

For the period February 25, 1998 to January 31, 1999	-	$ -	$ -	$ -	$ -

Issued (note 4(a))	250,000	250	9,750	-	10,000
Capital contribution for the period	-	-	9,000	-	9,000
Net loss for the period	-	-	-	(19,050)	(19,050)

Balance January 31, 1999	250,000	250	18,750	(19,050)	(50)

Capital contribution for the year	-	-	31,050	-	31,050
Net loss for the year	-	-	-	(34,550)	(34,550)

Balance January 31, 2000	250,000	250	49,800	(53,600)	(3,550)

Issued (note 4(b))	16,250	16	9,984	-	10,000
Issued (note 4(c))	2,500	3	297	-	300
Issued (note 4(e))	10,000	10	1,990	-	2,000
Capital contribution for the year	-	-	35,425	-	35,425
Net loss for the year	-	-	-	(45,475)	(45,475)

Balance January 31, 2001	278,750	279	97,496	(99,075)	(1,300)

Issued (note 4(f))	5,000	5	45	-	50
Capital contribution for the year	-	-	32,300	-	32,300
Net loss for the year	-	-	-	(33,107)	(33,107)

Balance January 31, 2002	283,750	284	129,841	(132,182)	(2,057)

Stock dividend paid	-	-	(50)	-	(50)
Stock issued to effect the acquisition of subsidiary (note 4(h))	8,000,000	8,000	-	-	8,000
Stock cancelled by majority shareholders May 2002 (note 4(i))	(258,248)	(257)	257	-	-
Issued (note 4(j))	320,000	320	-	-	320
Net loss for the period	-	-	-	(4,367,835)	(4,367,835)

Balance December 31, 2002	8,345,502	8,347	130,048	(4,500,017)	(4,361,622)

Net income for the year	-	-	-	3,692,128	3,692,128

Balance December 31, 2003	8,345,502	8,347	130,048	(807,889)	(669,494)

Net loss for the year	-	-	-	(141,531)	(141,531)

Balance, December 31, 2004	8,345,502	8,347	130,048	(949,420)	(811,025)

Net loss for the year	-	-	-	(141,130)	(141,130)

Balance, December 31, 2005	8,345,502	8,347	130,048	(1,090,550)	(952,155)

Net loss for the period	-	-	-	(111,913)	(111,913)

Balance, September 30, 2006	8,345,502	$ 8,347	$ 130,048	$ (1,202,463)	$(1,064,068)

The accompanying notes are an integral part of these financial statements.

REDCELL POWER CORPORATION

(A Development Stage Company)

INTERIM STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

WITH COMPARATIVE FIGURES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(Unaudited - Prepared by Management)

(Stated in US Dollars)

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	September 30	September 30	September 30	September 30
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING ACTIVITIES
Net loss for the period	$ (34,652)	$ (33,328)	$ (111,913)	$ (95,938)
Changes in non-cash working capital items:
Prepaid expenses	-	-	-	(6,557)
Accounts payable and accrued liabilities	(3,737)	(3,799)	(5,811)	(8,167)

Cash used in operating activities	(38,389)	(37,127)	(117,724)	(110,662)

FINANCING ACTIVITY
Due to related parties	31,800	30,000	106,077	103,892

Cash provided in financing activity	31,800	30,000	106,077	103,892

NET DECREASE IN CASH	(6,589)	(7,127)	(11,647)	(6,770)

CASH, BEGINNING OF PERIOD	13,557	10,569	18,615	10,212

CASH, END OF PERIOD	$ 6,968	$ 3,442	$ 6,968	$ 3,442

The accompanying notes are an integral part of these financial statements.

REDCELL POWER CORPORATION

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

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

4.

Related Party Transactions

Of the total due to related parties, $588,832 (December 31, 2005 - $588,832) is owed to a former shareholder and is secured against the assets of the Company.  These advances do not bear interest, and have no fixed terms; accordingly, the fair value cannot be practicably determined.

During the nine months ended September 30, 2006 the Company incurred consulting fees of $96,000 (September 30, 2005 - $90,000) with respect to services rendered by a company in which a former director has an interest.  As at September 30, 2006 the total amount due to this company was $464,969 (December 31, 2005 - $358,892).

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