Form 10QSB/A
period 2006-03-31
REDCELL POWER CORP
filed 2007-04-02
CIK 1079548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

ÿ

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:000-25529

REDCELL POWER CORPORATION

(Exact name of small business issuer in its charter)

Delaware	13-4044390
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

598 – 999 Canada Place Vancouver, British Columbia	V6C 3E1
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (604) 608-2861

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  8,345,502 issued and outstanding as at October 18, 2006.

Documents Incorporated by Reference:  None

Transitional Small Business Format.   Yes [  ]   No [X]

FORWARD-LOOKING STATEMENTS

Information included or incorporated by reference in this quarterly report may contain forward-looking statements.  This information may involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “plan,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

This quarterly report contains forward-looking statements, many assuming that the Company secures adequate financing and is able to continue as a going concern, including statements regarding, among other things: (a) no sales to date and profitability; (b) our growth strategies; (c) anticipated trends in our industry; (d) our future financing plans; (e) our anticipated needs for working capital; (f) changes in environmental laws; (g) problems regarding availability of labor, materials, and equipment once production commences; (h) failure of the flotation plant to process or operate in accordance with specifications, including expected throughput, which could prevent the project from producing commercially viable output, if and when production commences;  (i) our lack of necessary financial resources to complete development of the mineral properties, successfully explore, mine, and fund our other capital commitments; (j) our ability to seek out and acquire other high quality gold properties; (k) the volatility of gold and other metal prices and the impact of any hedging activities, including margin limits and calls (l) between actual and estimated reserves, and between actual and estimated metallurgical recoveries, mining operational risk; (m) discrepancies between actual and estimated production; (n) speculative nature of gold exploration, dilution, and competition;  (o) loss of key employees; and (p) defective title to mineral claims or property.  These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” and “Business,” as well as in this quarterly report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this quarterly report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this quarterly report will in fact occur.  In addition to the information expressly required to be included in this quarterly report, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

PART I - FINANCIAL INFORMATION

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

DESCRIPTION OF THE BUSINESS

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006

Sales

The Company has no current operations and is currently looking to locate and consummate a merger or acquisition with an operating entity.  The Company has generated no revenue from operations to date.   At present, the Company is in the development stage .

No marketing has been undertaken as the Company has generated no revenue from operations to date. The Company has no customers as the Company has generated no revenue from operations to date.

General and Administrative Expenses

From the date of the incorporation (refer to Note 1) to March 31, 2006, the Company has spent $1,124,229 in general and administrative expenses.

The Company employs no full time staff but relies on consultants for financial and other advice.  The Company accrues $10,000 per month for consulting services rendered by a company in which a former director has an interest. At March 31, 2006, the amount due to this company was $390,000.

Other Income and Expenses

None

Subsequent Events

Subsequent to the quarter ended March 31, 2006, the Company purchased a 50% interest in the mineral claims held by Viking Power Corp., a private exploration stage company incorporated in the State of Nevada, on June 2, 2006.  The purchase price was CDN$5,000 cash.

Liquidity and Capital Resources

To date we have incurred significant net losses.  The net loss for the three months ended March 31, 2006 was $33,679 and the accumulated deficit at March 31, 2006 was $1,124,229.  The Company has no current operations and is currently looking to locate and consummate a merger or acquisition with an operating entity. These factors raise substantial doubt about our ability to continue as a going concern.  We anticipate that we may continue to incur significant operating losses for the foreseeable future.  There can be no assurance as to whether or when we will generate material revenues or achieve profitable operations.

The Company has financed operations through amounts from a related party without interest and with no terms for repayment.

Off-Balance Sheet Arrangements

None

Employees and Consultants

We currently contract out all work to third parties and consultants so the Company does not have any full time employees at present. As of March 31, 2006, we had no employees.  Our employees would not be covered by labor union contracts or collective bargaining agreements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of the Company’s financial condition and results of operations is based on the Company’s financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these interim consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period.  Critical accounting policies are defined as policies that management believes are the most important to the portrayal of the Company’s financial condition and results of operations.  These policies may require us to make difficult, subjective, or complex judgments, commonly about the effects of matters that are inherently uncertain.

Our significant accounting policies are described in the audited financial statements and notes thereto as at December 31, 2005.

Recently Issued Accounting Pronouncements

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

Summary of Significant Accounting Policies

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

(d)

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

LEGAL PROCEEDINGS

None.

RISK FACTORS

There are inherent risk factors associated with an investment in RedCell and management wishes to alert investors to these risks.

Limited Operating History

RedCell has a limited operating history upon which an evaluation of its business and prospects can be based.  There can be no assurance that an investment in our Company shall be profitable or that we will realize revenue or be profitable on a quarterly or annual basis.  In addition, any plans to increase our operating expenses to further develop our operations and increase our administration resources will require capital.  A relatively high percentage of our expenses will be typically fixed in the short term as our expense levels are based, in part, on its expectations of future revenue.  To the extent that such expenses precede or are not subsequently followed by increased revenue, our business, financial condition, operating results, and cash flows would be materially adversely affected.  Management believes that period-to-period comparisons of financial results are not necessarily meaningful at this stage and should not be relied upon as an indication of future performance.

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

ITEM 3.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

CURRENT OFFICERS AND DIRECTORS

The following table lists the Executive Officers and Directors of the Company:

Name	Age	Positions	Director Since

Michael Laidlaw	70	President, Chief Executive Officer, Director	February 2006

Mr. Michael Laidlaw, President and Chief Executive Officer

Mr. Laidlaw is a retired member of the London Stock Exchange and has been a financial consultant and advisor to a number of North American and European institutions since 1987.  In this capacity, he has raised over $100 million in financings for NASDAQ, Toronto, and Toronto Venture Exchange companies.  He has served on the Board of Directors for numerous public companies.  Prior to 1987, Mr. Laidlaw was a stockbroker in London, England.

PART II – OTHER INFORMATION

ITEM 6.

EXHIBITS

The following exhibits are provided with this Quarterly Report:

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

REDCELL POWER CORPORATION

/s/ Michael Laidlaw

Michael Laidlaw,

President and Chief Executive Officer

Dated: October 18, 2006