Form 10QSB/A
period 2006-09-30
REDCELL POWER CORP
filed 2007-04-02
CIK 1079548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

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

General and Administrative Expenses

From the date of the incorporation (refer to Note 1) to September 30, 2006, the Company has spent $1,202,463 in general and administrative expenses.

The Company employs no full time staff but relies on consultants for financial and other advice.  The Company accrues $10,000 per month for consulting services rendered by a company in which a former director has an interest. At September 30, 2006, the amount due to this company was $464,969.

Other Income and Expenses

None

Subsequent Events

None

Liquidity and Capital Resources

To date we have incurred significant net losses.  The net loss for the nine months ended September 30, 2006 was $111,913 and the accumulated deficit at September 30, 2006 was $1,202,463.  The Company has no current operations and is currently looking to locate and consummate a merger or acquisition with an operating entity. These factors raise substantial doubt about our ability to continue as a going concern.  We anticipate that we may continue to incur significant operating losses for the foreseeable future.  There can be no assurance as to whether or when we will generate material revenues or achieve profitable operations.

The Company has financed operations through amounts from a related party without interest and with no terms for repayment.

Off-Balance Sheet Arrangements

None

Employees and Consultants

We currently contract out all work to third parties and consultants so the Company does not have any full time employees at present. As of September 30, 2006, we had no employees.  Our employees would not be covered by labor union contracts or collective bargaining agreements.

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

Michael Laidlaw,

President and Chief Executive Officer

Dated: October 18, 2006